Form 10QSB
period 1996-03-31
COMMUNITY MEDICAL TRANSPORT INC
filed 1996-05-15
CIK 925602

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
(Mark One)

   X Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarterly period ended MARCH 31, 1996

  ___Transition report under Section 13 or 15 (d) of the Securities Exchange
     Act of 1934
     For the transition period from _____________ to _____________

Commission file number     0-24640
                       -----------

                        COMMUNITY MEDICAL TRANSPORT, INC.
       ------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                          Delaware                13-3507464
                ---------------------------- -------------------
                (State of Jurisdiction of    (I.R.S. Employer)
               Incorporation or Organization) Identification No.)

                                45 Morris Street
                                Yonkers, NY 10705
                    ----------------------------------------
                    (Address of Principal Executives Offices)

                                 (914) 963-6666
                           ---------------------------
                           (Issuer's Telephone Number)


                    ----------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 12,.13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ______X_______  No______________

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   ______Check whether the registrant filed all documents and reports required to be filed by Section 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes __________  No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   ______State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:__3,057,881 shares of common stock as of March 31, 1996___________

   ______Transitional Small Business Disclosure Format (check one):
Yes __________  No ____X______

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----



                                                                            Page
Part I.       Financial Information


Item I.       Financial Statements

              Consolidated Balance Sheets at March 31, 1996
                (unaudited) and December 31, 1995                              2

              Consolidated Statements of Income for the Three Months
                 Ended March 31, 1996 and 1995 (unaudited)                     3

              Consolidated Statements of Cash Flows for the Three
                Months Ended March 31, 1996 and 1995 (unaudited)               4

              Notes to Consolidated Financial Statements                       5


Item 2        Management's Discussion and Analysis of Financial
                 Condition and results of Operations                         6-7

Part II.      Other information

Item 6.       Exhibits and reports on Form 8-K                                 8

              Signature                                                        9

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                     ASSETS
                                                                          March 31, 1996          December 31, 1995
                                                                          --------------          -----------------
Current Assets:
  Cash and cash equivalents...................................                $  472,000               $     25,000
  Short-term Investments......................................                 2,050,000                  2,056,000
  Accounts receivable, trade, less allowance for
    doubtful accounts.........................................                 2,689,000                  2,866,000
  Prepaid insurance and other current assets..................                 1,078,000                    566,000
                                                                             -----------                -----------

         Total Current Assets.................................                 6,289,000                  5,513,000

  Property, equipment and leasehold
    improvements - net........................................                 1,662,000                  1,556,000
  Customer lists - net........................................                   522,000                    542,000
  License - net...............................................                   289,000                    291,000
  Other assets................................................                   637,000                    478,000
  Good will...................................................                   542,000                    547,000
                                                                             -----------                -----------

         Total Assets.........................................               $ 9,941,000                $ 8,927,000
                                                                             ===========                ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt...........................                 $ 806,000                  $ 796,000
  Accounts payable and accrued expenses.......................                   951,000                    561,000
  Current portion of capitalized lease obligations............                    19,000                     30,000
  Deferred taxes payable......................................                   872,000                    741,000
                                                                             -----------                -----------

         Total Current Liabilities............................                 2,648,000                  2,128,000

Long-term Debt:
  Long-term debt - net of current portion.....................                 1,766,000                  1,691,000
  Deferred taxes payable......................................                         0                     23,000
                                                                             -----------                -----------

         Total Liabilities....................................                 4,414,000                  3,842,000
                                                                             -----------                -----------

Stockholders' Equity:
  Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued
  Class A nonvoting common stock, $.001 par value, 10,000,000 shares authorized, none issued
  Common stock, $.001 par value, 20,000,000 shares  authorized,
    3,057,881 shares issued and outstanding...................                     3,000                      3,000
  Capital in excess of par value..............................                 4,877,000                  4,593,000
  Retained earnings...........................................                   647,000                    489,000
                                                                             -----------                -----------

         Total Stockholders' Equity...........................                 5,527,000                  5,085,000
                                                                             -----------                -----------

         Total Liabilities and Stockholders' Equity...........              $  9,941,000               $  8,927,000
                                                                             ===========                ===========


                                                                                                 page 2

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                  - Unaudited -





                                                         Three Months Ended
                                                              March 31,
                                                     -----------------------

                                                       1996            1995
                                                       ----            ----


Revenue                                             $2,557,000       $1,205,000
                                                   -----------      -----------

Operating expenses:
  Salaries and benefits                              1,071,000          487,000
  Fleet Maintenance                                    177,000           96,000
  Insurance                                            215,000          117,000
  Rent                                                  35,000           23,000
  Depreciation and amortization                         64,000           37,000
                                                   -----------      -----------

Total operating expenses                             1,562,000          760,000
                                                   -----------      -----------

Gross profit                                           995,000          445,000

Selling, general and administrative                    677,000          275,000
                                                   -----------      -----------
Income from operations                                 318,000          170,000

Interest (income) expense - net                         50,000          (41,000)
                                                   -----------      -----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                     268,000          211,000
  PROVISION FOR INCOME TAXES                           110,000           93,000
                                                   -----------      -----------

NET INCOME                                         $   158,000      $   118,000
                                                   ===========      ===========

NET INCOME PER SHARE                               $       .05      $       .04
                                                   ===========      ===========

SHARES USED IN COMPUTING NET
  INCOME PER SHARE                                   3,468,500        3,123,200
                                                   ===========      ===========

                                     COMMUNITY MEDICAL TRANSPORT, INC, AND SUBSIDIARIES
                                            Consolidated Statement of Cash Flows

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                                 ---------
                                                                                         1996              1995
                                                                                         ----              ----
                                                                                                 (Unaudited)
Cash flow from operating activities:
Net income........................................................                    $   158,000        $  118,000

Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation & amortization expense...............................                        101,000            37,000
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable-trade net..............                        177,000          (234,000)
(Increase) in prepaid expenses
     and other current assets.....................................                       (512,000)         (218,000)
(Increase) in other assets........................................                       (159,000)                0
Increase in accounts payable
     and accrued expenses.........................................                        390,000           103,000
(Decrease) income taxes payable...................................                              0           (24,000)
Increase in deferred taxes payable................................                        108,000            85,000
                                                                                       ----------         ----------


Net cash provided by (used in) operating activities...............                        263,000          (133,000)
                                                                                       ----------         ----------

Cash used in investing activities:
Acquisition of equipment-net of disposals.........................                       (180,000)         (130,000)
Decrease in related parties receivable............................                              0            20,000
Decrease in short term investments................................                          6,000            85,000
                                                                                       ----------         ----------


Net cash (used in) investing activities...........................                       (174,000)          (25,000)
                                                                                       ----------         ----------

Cash flow from financing activities:
Proceeds from bank borrowings.....................................                        200,000           175,000
Principal payments on debt........................................                       (115,000)          (70,000)
Principal payments on capital lease obligations...................                        (11,000)          (15,000)
Increase (Decrease) in Paid in capital............................                        284,000           (13,000)
                                                                                       ----------         ----------

Net cash provided by financing activities.........................                        358,000            77,000
                                                                                       ----------         ----------

NET INCREASE (DECREASE) IN CASH...................................                        447,000           (81,000)

CASH - BEGINNING OF PERIOD........................................                         25,000            283,000
                                                                                       ----------         ----------

CASH - END OF PERIOD..............................................                    $   472,000          $ 202,000
                                                                                      ===========          =========


                                                                                                 page 4

                        COMMUNITY MEDICAL TRANSPORT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         In October 1994, the Company completed a public offering of 1,136,200 shares of its common stock pursuant to a registration statement which was declared effective by the Securities and Exchange Commission on October 1, 1994, resulting in net proceeds of $3,343,000.

(Note A) - Organization and Basis of Presentation:

         The accompanying (unaudited) interim consolidated financial statements include the accounts of Community Medical Transport, Inc. (the "Company") and its two subsidiaries, Community Ambulette Service, Inc. ("Ambulette") and First Help Ambulance and Ambulette, Inc. ("First Help"), which are wholly owned by the Company. On June 13, 1994, the Company changed its name from Regent Management Group, Inc. to Community Medical Transport, Inc. All intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to financial statements and footnotes thereto included in Company's 10-KSB.

(Note B) - Acquisitions

         The Company completed its public offering and at that time consummated its acquisition of Community Ambulette and First Help which was treated as a pooling of interests. Accordingly the three companies are now reported as consolidated. Until this time the financial statement presentations were presented on a combined basis.

         In February of 1994 the Company commenced the business of First Help. The original acquisition of the shares occurred in December of 1993. At the time First Help was dormant but it owned a license which enabled the Company to provide Ambulance service to the New York Area.

         On November 1, 1995 The Company completed the acquisition of Medical Transportation Corporation. The Company acquired equipment, ambulettes, customer lists, and goodwill for $689,000 cash with a balance of $399,000 (net of imputed interest of $57,000) to be paid in equal amounts on October 31, 1996 and October 31, 1997. The Company currently is considering several additional acquisitions in the second quarter of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

Overview

         For all periods presented, the following financial information includes the accounts of First Help Ambulance and Ambulette Service Inc., and Community Ambulette Service Inc., which were acquired in October 1994 in transactions accounted for as a pooling-of-interests. Upon the acquisition Community Ambulette and First Help became wholly owned subsidiaries of Community Medical Transport. In November 1995 The Company acquired Medical Transportation Corporation, and as such, their revenues and corresponding expenses are included for the three months ended March 31, 1996, and not included for the three months ended March 31, 1995.

         The Company's total revenue, which is comprised primarily of ambulette and ambulance service fees charged to Medicare, Medicaid, other third party payers such as private insurance carriers and health maintenance organizations, and directly to patients, is presented net of contractual adjustments.

Results of Operations

         The Company's total revenue amounted to $2,557,000 for the three months ended March 31, 1996, as compared with $1,205,000 for the three months ended March 31, 1995, an increase of $1,352,000 or 112%. The increase reflects increased volume generated from new customers as well as the acquisition completed in 1995.

         Operating expenses increased by $802,000 or 106% to $1,562,000 for the three months ended March 31, 1996 from $760,000 for the three months ended March 31, 1995. The increase is primarily attributed to an increase of labor and insurance costs, through acquisitions of additional ambulances and ambulettes.

         Gross profit increased by $550,000 or 124% to $995,000 for the three months ended March 31, 1996 from $445,000 for the three months ended March 31, 1995. Gross profit as a percentage of revenues increased to 38.9% for the three months ended March 31, 1996 from 36.9% for the three months ended March 31, 1995. This increase is primarily attributed to increased efficiency in operating expenses.

         Selling, general and administrative expenses increased by $402,000 or 146% to $677,000 for the three months ended March 31, 1996, from $275,000 for the three months ended March 31, 1995. Such expenses as a percentage of revenues increased by 3.7% primarily as a result of increased management payroll costs for added personnel to accommodate anticipated increased volume.

         Interest expense increased by $63,000 or 450% to $77,000 for the three months ended March 31,1996 compared to $14,000 for the three months ended March 31, 1995. The increase in interest expense is attributable primarily to an increase in bank loans. Interest income decreased by $28,000 to $27,000 for the three months ended March 31, 1996 compared to $55,000 for the three months ended March 31, 1995.

         The Company's income taxes amounted to $110,000 for the three months ended March 31, 1996, representing an effective rate of 41% compared with income taxes of $93,000 for the three months ended March 31, 1995 representing an effective rate of 44%.

         The Company's net income amounted to $158,000 or $.05 per share for the three months ended March 31, 1996, as compared to net income of $118,000 or $.04 per share for the three months ended March 31, 1995.

         Although the completion of any of the contemplated acquisitions discussed above will increase the revenues and expenses of the Company, there can be no assurance that future net income will be positively impacted. The company also can not predict the future impact of changes in Medicaid reinbursment beginning June 1, 1996 which may increase and decrease rates for different categories.


Seasonality

         In the past the Company generally has not experienced seasonal fluctuation. However, the severe winter weather conditions, such as experienced in the New York Metropolitan area during the first quarter of 1996, has had an adverse effect on the Company's revenues.


Liquidity and Capital Resources

         Working capital at March 31, 1996 amounted to $3,641,000 as compared to $3,385,000 at March 31, 1995. The Company believes that internally generated funds, the balance of the proceeds of the Public Offering and bank loans will provide sufficient liquidity and enable it to meet its currently foreseeable working capital requirements for operations for at least the next 12 months. The Company is actively considering a number of acquisitions as of March 31, 1996, several of which require significant cash payments. Additional financing will be required in connection with the Company's acquisition program.

         Based on the Company's current arrangements with its employees, which do not provide for postemployment benefits, the Company believes that the adoption of SFAS 112 on postemployment benefits will not have a material effect on the Company's financial condition and results of operation.

Inflation

         The Company believes that the relatively moderate rate of inflation in recent years have not had a significant impact on its net revenues or its profitability.

EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits
       Exhibit 27 - Financial Data Schedule

   (b) Reports on Form 8-K - Not Applicable

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of May, 1996.



                                          Community Medical Transport, Inc.
                                                   (registrant)




                                          /s/ Dean L. Sloane
                                          --------------------------------------
                                          Dean L. Sloane
                                          President and Chief Executive Officer




                                          /s/ Donald J. Panos
                                          --------------------------------------
                                          Donald J. Panos
                                          Chief Financial Officer, Principal
                                          Financial Officer and Principal
                                          Accounting Officer