Form 10QSB
period 1996-06-30
COMMUNITY MEDICAL TRANSPORT INC
filed 1996-08-14
CIK 925602

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549
                                     FORM 10-QSB
(Mark One)

___X____ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended         JUNE 30, 1996
                              ----------------------------------

________ Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

Commission file number   0-24640
                       -----------

                          COMMUNITY MEDICAL TRANSPORT, INC.
          __________________________________________________________________
          (Exact Name of Small Business Issuer as Specified in its Charter)

              Delaware                                    13-3507464
             ____________________________             ___________________
              (State of Jurisdiction of                (I.R.S. Employer)
            Incorporation or Organization)             Identification No.)

                                   45 Morris Street
                                  Yonkers, NY  10705
                       ________________________________________
                      (Address of Principal Executives Offices)

                                    (914) 963-6666
                           --------------------------
                             (Issuer's Telephone Number)
                       ________________________________________

   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
    Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 12,.13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__       No ____

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes __________  No __________

                         APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:__3,390,299 SHARES OF COMMON STOCK AS OF JULY 26, 1996___________

    Transitional Small Business Disclosure Format (check one):
Yes __________  No ____X______

                  COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                                        INDEX
                                        -----


                                                                Page
PART I.  FINANCIAL INFORMATION


ITEM I.  FINANCIAL STATEMENTS

    Consolidated Balance Sheets at June 30, 1996
      (unaudited) and December 31, 1995                           2

    Consolidated Statements of Income
      for the Six Months and Three Months
        Ended June 30, 1996 and 1995 (unaudited)                  3

    Consolidated Statements of Cash Flows for the Six
      Months Ended June 30, 1996 and 1995 (unaudited)             4

    Notes to Consolidated Financial Statements                    5


ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS             6-7



PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         9

                          COMMUNITY MEDICAL TRANSPORT, INC.
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                                JUNE 30, 1996  DECEMBER 31, 1995
                                                                -------------  -----------------
Current Assets:
  Cash and cash equivalents.................                     $   329,000    $    25,000
  Short-term Investments....................                       3,560,000      2,056,000
  Accounts receivable, trade, less
   allowance for doubtful accounts..........                       2,646,000      2,866,000
  Prepaid insurance and other
   current assets...........................                       1,209,000        566,000
                                                                ------------   ------------

    Total Current Assets....................                       7,744,000      5,513,000

  Property, equipment and leasehold
   improvements - net.......................                       1,948,000      1,556,000
  Customer lists - net......................                         783,000        542,000
  Licenses - net............................                         513,000        291,000
  Goodwill - net............................                         686,000        547,000
  Other assets..............................                       1,205,000        478,000
                                                                ------------   ------------

    Total Assets............................                     $12,879,000    $ 8,927,000
                                                                ------------   ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt.........                     $ 1,091,000    $   796,000
  Accounts payable and accrued
   expenses.................................                       1,060,000        561,000
  Current portion of capitalized
   lease obligations........................                           7,000         30,000
  Deferred taxes payable....................                       1,015,000        741,000
                                                                ------------   ------------

     Total Current Liabilities..............                       3,173,000      2,128,000

Long-term Debt:
  Long-term debt - net of current
   portion..................................                       2,225,000      1,691,000
  Deferred taxes payable....................                               0         23,000
                                                                ------------   ------------

     Total Liabilities......................                       5,398,000      3,842,000
                                                                ------------   ------------

Stockholders' Equity:
  Preferred stock, $.001 par value,
    5,000,000 shares authorized,
    none issued
  Class A nonvoting common stock,
    $.001 par value, 10,000,000
    shares authorized, none issued
  Common stock, $.001 par value,
    20,000,000 shares  authorized,
    3,390,299 and 3,033,671 shares
    issued and outstanding at
    June 30, 1996 and December 31,
    1995 respectively.......................                           3,000          3,000
  Capital in excess of par value............                       6,649,000      4,593,000
  Retained earnings.........................                         829,000        489,000
                                                                ------------   ------------

         Total Stockholders' Equity.........                       7,481,000      5,085,000
                                                                ------------   ------------
         Total Liabilities and
         Stockholders' Equity...............                    $ 12,879,000    $ 8,927,000
                                                                ------------   ------------

                                                                     page 2

                          COMMUNITY MEDICAL TRANSPORT, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                                    - UNAUDITED -


                                                                           Six Months Ended             Three Months Ended
                                                                                June 30,                       June 30,
                                                                     -------------------------------------------------------------
                                                                          1996           1995           1996           1995
                                                                         ------         ------         ------         ------
Revenue                                                                $ 5,504,000    $ 2,747,000    $ 2,947,000    $ 1,542,000
                                                                       -----------    -----------    -----------    -----------

Operating expenses:
Payroll                                                                  2,204,000      1,167,000      1,133,000        680,000
Fleet Maintenance                                                          434,000        199,000        257,000        103,000
Insurance                                                                  447,000        289,000        232,000        172,000
Rent                                                                        78,000         45,000         43,000         22,000
Depreciation and amortization                                              138,000         93,000         74,000         56,000
                                                                       -----------    -----------    -----------    -----------
Total operating expenses                                                 3,301,000      1,793,000      1,739,000      1,033,000
                                                                       -----------    -----------    -----------    -----------
Gross profit                                                             2,203,000        954,000      1,208,000        509,000
Selling, general and administrative                                      1,524,000        537,000        847,000        262,000
                                                                       -----------    -----------    -----------    -----------
Income from operations                                                     679,000        417,000        361,000        247,000
Interest expense (income) - net                                             76,000        (61,000)        26,000        (20,000)
                                                                       -----------    -----------    -----------    -----------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                                                         603,000        478,000        335,000        267,000

PROVISION FOR INCOME
  TAXES                                                                    263,000        205,000        153,000        112,000
                                                                       -----------    -----------    -----------    -----------

NET INCOME                                                             $   340,000    $   273,000    $   182,000    $   155,000
                                                                       -----------    -----------    -----------    -----------
                                                                       -----------    -----------    -----------    -----------

NET INCOME PER SHARE                                                   $       .10    $       .09    $       .05    $       .05
                                                                       -----------    -----------    -----------    -----------
                                                                       -----------    -----------    -----------    -----------
SHARES USED IN COMPUTING
  NET INCOME PER SHARE                                                   3,555,600      3,123,200      3,643,600      3,123,200
                                                                       -----------    -----------    -----------    -----------
                                                                       -----------    -----------    -----------    -----------

                                                                          Page 3

                          COMMUNITY MEDICAL TRANSPORT, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                   SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                                        --------
                                                                                                   1996           1995
                                                                                                   ----           ----
                                                                                                       (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $340,000       $273,000

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation & amortization expense. . . . . . . . . . . . . . . . . . . . . . . . .              243,000         93,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable-trade net . . . . . . . . . . . . . . . .              220,000       (751,000)
(Increase) in prepaid expenses
  and other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (643,000)      (184,000)
(Increase) in other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (405,000)        (6,000)
(Decrease) in income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . .                    0        (24,000)
Increase (decrease) in accounts payable
  and accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              499,000        (94,000)
(Increase) in estimated tax payments . . . . . . . . . . . . . . . . . . . . . . . .                    0       (145,000)
Increase in deferred taxes payable . . . . . . . . . . . . . . . . . . . . . . . . .              251,000        198,000
                                                                                              -----------    -----------
Net cash provided by (used in) operating activities. . . . . . . . . . . . . . . . .              505,000       (640,000)
                                                                                              -----------    -----------
CASH USED IN INVESTING ACTIVITIES:
Acquisition of equipment-net of disposals. . . . . . . . . . . . . . . . . . . . . .             (579,000)      (437,000)
Decrease in related parties receivable . . . . . . . . . . . . . . . . . . . . . . .                    0         20,000
(Increase) decrease in short term investments. . . . . . . . . . . . . . . . . . . .           (1,504,000)       640,000
Acquisition of businesses (Note B) . . . . . . . . . . . . . . . . . . . . . . . . .             (455,000)             0
                                                                                              -----------    -----------
Net cash (used in) provided by investing activities. . . . . . . . . . . . . . . . .           (2,538,000)       223,000
                                                                                              -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . .              563,000        280,000
Principal payments on debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (259,000)      (175,000)
Proceeds from capital leases . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    0        113,000
Principal payments on capital lease obligations. . . . . . . . . . . . . . . . . . .              (23,000)       (41,000)
Increase in paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,056,000         12,000
                                                                                              -----------    -----------
Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . .            2,337,000        189,000
                                                                                              -----------    -----------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . . .              304,000       (228,000)

CASH - BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               25,000        283,000
                                                                                              -----------    -----------
CASH - END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   329,000     $   55,000
                                                                                              -----------    -----------
                                                                                              -----------    -----------
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $    97,000     $   29,000
                                                                                              -----------    -----------
                                                                                              -----------    -----------
Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $    23,000     $  153,000
                                                                                              -----------    -----------
                                                                                              -----------    -----------
Supplementary disclosures of noncash investing activities:
Acquisition of property and equipment. . . . . . . . . . . . . . . . . . . . . . . .          $   130,000
Acquisition of intangibles . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              850,000
Notes payable in connection with acquisition of businesses . . . . . . . . . . . . .             (525,000)
                                                                                              -----------
   Cash paid to acquire assets . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  (455,000)
                                                                                              -----------
                                                                                              -----------



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

(NOTE A) - ORGANIZATION AND BASIS OF PRESENTATION:

    The accompanying (unaudited) interim consolidated financial statements include the accounts of Community Medical Transport, Inc. (the "Company") and its three subsidiaries, Community Ambulette Service, Inc. ("Ambulette") and First Help Ambulance and Ambulette, Inc. ("First Help"), and Empire Ambulance and Ambulette, Inc. (Empire), which are wholly owned by the Company. On June 13, 1994, the Company changed its name from Regent Management Group, Inc. to Community Medical Transport, Inc. All intercompany balances and transactions have been eliminated in consolidation.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to financial statements and footnotes thereto included in Company's 10-KSB.

(NOTE B) - ACQUISITIONS

    The Company completed its public offering and at that time consummated its acquisition of Community Ambulette and First Help which was treated as a pooling of interests. Accordingly the three companies are now reported as consolidated. Until such time the financial statement presentations were presented on a combined basis.

    In February of 1994 the Company commenced the business of First Help. The original acquisition of the shares occurred in December of 1993. At the time First Help was dormant but it owned a license which enabled the Company to provide Ambulance service to the New York Area.

    On November 1, 1995 The Company completed the acquisition of Medical Transportation Corporation. The Company acquired equipment, ambulettes, customer lists, and goodwill for $689,000 cash with a balance of $399,000 (subject to adjustment and net of imputed interest of $57,000) to be paid in equal amounts on October 31, 1996 and October 31, 1997.

    On May 21, 1996, the Company purchased from an ambulette provider in Brooklyn, N.Y., equipment and ambulettes for $30,000 cash with a balance of $200,000 to be paid in twelve quarterly installments commencing September 1996. The note is subejct to reduction depending, upon other factors, revenues derived from former customers of the provider.

    On June 12, 1996, The Company completed the acquisition of A-1 Ambulance Service through it's wholly owned subsidiary, Empire Ambulance and Ambulette Inc. The Company acquired equipment, ambulances, customer lists, and goodwill for $425,000 cash with a balance of $325,000 to be paid in eight quarterly installments commencing September 1996. The purchase price was allocated to equipment and other assets which includes various intangibles.

(NOTE C) - STOCKHOLDERS EQUITY

    On May 31, 1996, the Company completed a private placement of 277,348 shares of Common Stock at a price of $6.40 per share plus warrants to purchase up to 138,674 shares of Common Stock at $10.00 per share and Unit Purchase Options to purchase up to 27,734 Units at $7.68 per unit for net proceeds of $1,579,750. Each Unit consists of one share of Common Stock and one-half of a warrant, each full warrant entitling the holder to purchase one share of Common Stock at $10.00 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995 THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

OVERVIEW

    For all periods presented, the following financial information includes the accounts of First Help Ambulance and Ambulette Service Inc., and Community Ambulette Service Inc., which were acquired in October 1994 in transactions accounted for as a pooling-of-interests. Upon the acquisition, Community Ambulette and First Help became wholly owned subsidiaries of Community Medical Transport. In November 1995, the Company acquired Medical Transportation Corporation, and as such, their revenues and corresponding expenses are included for the six months ended June 30, 1996 and not included for the six months ended June 30, 1995. In May 1996, the Company acquired additional equipment and ambulettes from an ambulette provider, and in June 1996, the Company acquired A-1 Ambulance Service, and as such, their revenues and corresponding expenses are included only for the period owned by the Company for the six months ended June 30, 1996 and not included for the six months ended June 30, 1995.

    The Company's total revenue, which is comprised primarily of ambulette and ambulance service fees charged to Medicare, Medicaid, other third party payers such as private insurance carriers and health maintenance organizations, and directly to patients, is presented net of contractual adjustments.

RESULTS OF OPERATIONS

    The Company's total revenue amounted to $5,504,000 for the six months ended June 30, 1996, as compared with $2,747,000 for the six months ended June 30, 1995, an increase of $2,757,000 or 100.4%. The Company's total revenue increased to $2,947,000 for the three months ended June 30, 1996 as compared with $1,542,000 for the three months ended June 30, 1995, an increase of $1,405,000 or 91.1%. The increase is substantially due to acquisitions, and to a lesser extent, increased volume generated from additional customer base.

    Operating expenses increased by $1,508,000 or 84.1% to $3,301,000 for the six months ended June 30, 1996 from $1,793,000 for the six months ended June 30, 1995. Operating expenses increased by $706,000 or 68.3% to $1,739,000 for the three months ended June 30, 1996 from $1,033,000 for the three months ended June 30, 1995. In addition to increased expenses associated with the growth in volume, the increase is attributed to additional labor, insurance, and maintenance costs, through acquisitions of additional ambulances and ambulettes.

    Gross profit increased by $1,249,000 or 130.9% to $2,203,000 for the six months ended June 30, 1996 from $954,000 for the six months ended June 30, 1995. Gross profit as a percentage of revenues increased to 40.0% for the six months ended June 30, 1996 from 34.7% for the six months ended June 30, 1995. Gross profit increased by $699,000 or 137.3% to $1,208,000 for the three months ended June 30, 1996 from $509,000 for the three months ended June 30, 1995. Gross profit as a percentage of revenues increased to 41.0% for the three months ended June 30, 1996 from 33.0% for the three months ended June 30, 1995. This percentage increase is primarily attributed to increased efficiency in vehicle scheduling and utilization.

    Selling, general and administrative expenses increased by $987,000 or 183.8% to $1,524,000 for the six months ended June 30, 1996, from $537,000 for the six months ended June 30, 1995. Selling, general and administrative expenses Increased by $585,000 or 223.3% to $847,000 for the three months ended June 30, 1996, from $262,000 for the three months ended June 30, 1995. Such expenses as a percentage of revenues increased by 8.2% and 11.7% for the six and three months ended June 30, 1996 respectively, primarily as a result of increased management payroll costs for added personnel to accommodate anticipated increased volume.

    Interest expense increased by $102,000 or 351.7% to $131,000 for the six months ended June 30,1996 compared to $29,000 for the six months ended June 30, 1995. The increase in interest expense is attributable to an increase in borrowing, primarily for acquisitions. Interest income decreased by $35,000 to $55,000 for the six months ended June 30, 1996 compared to $90,000 for the six months ended June 30, 1995. Interest expense increased by $62,000 or 413.3% to $77,000 for the three months ended June 30, 1996 from $15,000 for the three months ended June 30, 1995. The increase in interest expense is attributable to a increase in bank loans and borrowings for acquisitions. Interest income decreased by $8,000 from $35,000 for the three months ended June 30, 1995 to $27,000 for the three months ended June 30, 1996.

    The Company's historical income taxes were $263,000 for the six months ended June 30, 1996 representing an effective rate of 43.5%.

    The Company's net income amounted to $182,000 or $.05 per share for the three months ended June 30, 1996, as compared to net income of $155,000 or $.05 per share for the three months ended June 30, 1995.

    The Company is currently considering several additional acquisitions in the third quarter of 1996. Although the completion of any of these acquisitions will increase the revenues and expenses of the Company, there can be no assurance that future net income will be positively impacted. The Company also can not predict the future impact of changes in Medicaid reimbursement which are anticipated to be adopted. These rate changes were originally scheduled to be implemented on June 1, 1996 but are currently being revised.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at June 30, 1996 amounted to $4,571,000 as compared to $3,465,000 at June 30, 1995. In May, the Company completed a private placement offering and received net proceeds of $1,579,750. The Company believes that internally generated funds, the proceeds of the private and public offerings (including the exercise of warrants), and bank loans will provide sufficient liquidity and enable it to meet its currently foreseeable working capital requirements for operations for at least the next 12 months. The Company is actively considering a number of acquisitions as of June 30, 1996, several of which require significant cash payments. Additional financing will be required in connection with the Company's acquisition program. The Company is therefore considering several equity and debt sources of financing.
Between July 1 and August 12, 1996, the Company has received approximately $4,600,000 from such financing.

    Based on the Company's current arrangements with its employees, which does not provide for postemployment benefits, the Company believes that the adoption of SFAS 112 on postemployment benefits will not have a material effect on the Company's financial condition and results of operation.

INFLATION

    The Company believes that the relatively moderate rate of inflation in recent years have not had a significant impact on its net revenues or its profitability.

                                      SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of August, 1996.



                                  Community Medical Transport, Inc.
                                  ---------------------------------
                                         (registrant)




                                     /S/ Dean L. Sloane
                                  ---------------------
                                  Dean L. Sloane
                                  President and Chief Executive Officer




                                     /S/ Donald J. Panos
                                  ----------------------
                                  Donald J. Panos
                                  Chief Financial Officer, Principal
                                  Financial Officer and Principal
                                  Accounting Officer

EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K - Not Applicable