Form 10QSB
period 1996-09-30
COMMUNITY MEDICAL TRANSPORT INC
filed 1996-11-14
CIK 925602

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
(Mark One)

__X__ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 1996
                                       ------------------

_____ Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number     0-24640
                           -------

                        COMMUNITY MEDICAL TRANSPORT, INC.
       ------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

              Delaware                                       13-3507464
   -------------------------------                       ------------------
   (State or other jurisdiction of                        (I.R.S. Employer)
    Incorporation or Organization)                       Identification No.)

                                45 Morris Street
                                Yonkers, NY 10705
                    ----------------------------------------
                    (Address of Principal Executives Offices)

                                 (914) 963-6666
                           ---------------------------
                           (Issuer's Telephone Number)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ______X_______  No______________

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes __________ No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,043,490 shares as of
                                                    --------------------------
November 8, 1996
----------------

         Transitional Small Business Disclosure Format (check one):
Yes __________ No ____X______

                        COMMUNITY MEDICAL TRANSPORT, INC.

                                      INDEX





                                                                       Page
Part I.       Financial Information


Item I.       Financial Statements

              Consolidated Balance Sheets at September 30, 1996
                (unaudited) and December 31, 1995                         2

              Consolidated Statements of Income
                for the Nine Months and Three Months
                  Ended September 30, 1996 and 1995 (unaudited)           3

              Consolidated Statements of Cash Flows for the Nine
                Months Ended September 30, 1996 and 1995 (unaudited)      4

              Notes to Consolidated Financial Statements                5-7


Item II.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations          8-10



Part II.      Other Information


Item 6.       Exhibits and reports on Form 8-K                           11

                        COMMUNITY MEDICAL TRANSPORT, INC.
                           Consolidated Balance Sheets

                                                               ASSETS
                                                                      September 30, 1996          December 31, 1995
                                                                      ------------------          -----------------

Current Assets:
  Cash and cash equivalents...................................             $     595,000             $       25,000
  Short-term Investments......................................                 3,617,000                  2,056,000
  Accounts receivable, trade, less allowance for
   doubtful accounts..........................................                 4,755,000                  2,866,000
  Prepaid insurance and other current assets..................                 1,723,000                    566,000
                                                                             -----------                -----------

         Total Current Assets.................................                10,690,000                  5,513,000

Property, equipment and leasehold
  improvements - net..........................................                 2,822,000                  1,556,000
Customer lists - net..........................................                 1,447,000                    542,000
Goodwill - net................................................                 6,390,000                    547,000
Licenses-net..................................................                   608,000                    291,000
Other assets..................................................                 1,178,000                    478,000
                                                                             -----------                 ----------

         Total Assets.........................................               $23,135,000                $ 8,927,000
                                                                             ===========                ===========

                                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long term debt.............................              $  4,569,000                $   796,000
Accounts payable and accrued expenses.........................                 1,770,000                    561,000
Current portion of capitalized lease obligations..............                         0                     30,000
Deferred taxes payable........................................                   191,000                    741,000
Income taxes payable..........................................                   349,000                          0
                                                                          --------------           ----------------

         Total Current Liabilities............................                 6,879,000                  2,128,000

Long-term Debt:
Long term debt - net of current portion.......................                 2,482,000                  1,691,000
Deferred taxes payable........................................                   410,000                     23,000
                                                                            ------------               ------------

         Total Liabilities....................................                 9,771,000                  3,842,000
                                                                             -----------                -----------

Stockholders' Equity:
 Preferred Stock, $.001 par value, 5,000,000 shares authorized,
  12,500 shares designated as Series A&B Convertible Preferred
  Stock, 8,437.5 and zero shares issued and outstanding at
  September 30, 1996 and December 31, 1995....................                 6,750,000                          0
 Class A nonvoting common stock, $.001 par value,
  10,000,000 shares authorized, none issued...................                         0                          0
 Common stock, $.001 par value, 20,000,000 shares  authorized,
  3,390,299 and 3,033,671 shares issued and outstanding at
  September 30, 1996 and December 31, 1995....................                     3,000                      3,000
 Capital in excess of par value...............................                 5,591,000                  4,593,000
 Retained earnings............................................                 1,020,000                    489,000
                                                                         ---------------            ---------------
         Total Stockholders' Equity...........................                13,364,000                  5,085,000
                                                                         ---------------             --------------

         Total Liabilities and Stockholders' Equity...........            $   23,135,000              $   8,927,000
                                                                          ==============              =============

                                                                               2

                        COMMUNITY MEDICAL TRANSPORT, INC.
                        Consolidated Statements of Income
                                  - Unaudited -





                                                    Nine Months Ended                 Three Months Ended
                                                      September 30,                     September 30,
                                                   -------------------                 ------------------
                                                  1996             1995              1996            1995
                                                  ----             ----              ----            ----
Revenue                                       $ 9,998,000      $ 4,477,000       $ 4,494,000       $1,730,000
                                              -----------      -----------       -----------       ----------

Operating expenses:
  Payroll                                       4,160,000        1,728,000         1,956,000          561,000
  Fleet Maintenance                               782,000          337,000           348,000          138,000
  Insurance                                       685,000          442,000           238,000          153,000
  Rent                                            160,000           68,000            82,000           23,000
  Depreciation                                    287,000          153,000           149,000           60,000
                                              -----------      -----------         ---------       ----------

Total operating expenses                        6,074,000        2,728,000         2,773,000          935,000
                                              -----------      -----------         ---------       ----------

Gross profit                                    3,924,000        1,749,000         1,721,000          795,000
                                              -----------      -----------         ---------       ----------

Selling, general and administrative             2,858,000        1,079,000         1,335,000          542,000
                                              -----------      -----------         ---------       ----------

Income from operations                          1,066,000          670,000           386,000          253,000

Interest (income) expense - net                   136,000          (76,000)           60,000          (15,000)
                                              -----------      ------------        ---------       ----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                930,000          746,000           326,000          268,000

PROVISION FOR INCOME TAXES                        398,000          321,000           134,000          116,000
                                              -----------      -----------         ---------       ----------

NET INCOME                                    $   532,000      $   425,000         $ 192,000       $  152,000
                                              ===========      ===========         =========       ==========

NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS                         $   477,000      $   425,000         $ 137,000       $  152,000
                                              ===========      ===========         =========       ==========


NET INCOME PER SHARE                          $       .15      $       .14         $     .04       $      .05
                                              ===========      ===========         =========       ==========

SHARES USED IN COMPUTING NET
  INCOME PER SHARE                              3,202,500        3,130,600         3,390,300        3,123,200
                                              ===========      ===========         =========       ==========


                        COMMUNITY MEDICAL TRANSPORT, INC.
                      Consolidated Statement of Cash Flows


                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                      -----------------------------
                                                                                          1996             1995
                                                                                          ----             ----
                                                                                                 (Unaudited)
Cash flow from operating activities:
Net income........................................................                    $   532,000       $   425,000

Adjustments to reconcile net income to cash used in operating activities:

Depreciation & amortization expense...............................                        419,000           153,000
Imputed interest on non interest bearing note.....................                         34,000                 0
Changes in operating assets and liabilities:
  (Increase) in accounts receivable-trade net.....................                     (1,889,000)       (1,016,000)
  (Increase) in prepaid taxes.....................................                              0          (141,000)
  (Increase) in prepaid expenses
     and other current assets.....................................                     (1,157,000)         (207,000)
  (Increase) in other assets......................................                       (625,000)         (209,000)
  Increase (Decrease) in accounts payable
     and accrued expenses.........................................                      1,207,000          (138,000)
  Increase (Decrease) income taxes payable........................                        349,000           (24,000)
  (Decrease) Increase in deferred taxes payable...................                       (163,000)          308,000
                                                                                      -----------       -----------

Net cash (used in) operating activities...........................                     (1,293,000)         (849,000)
                                                                                      -----------       -----------

Cash used in investing activities:
Acquisition of equipment-net of disposals.........................                       (724,000)         (576,000)
Decrease in accounts receivable, related parties..................                              0            20,000
(Increase) Decrease in short term investments.....................                     (1,561,000)          959,000
Acquisition of Businesses.........................................                     (4,246,000)                0
                                                                                      -----------       -----------

Net cash (used in) provided by investing activities...............                     (6,531,000)          403,000

Cash flow from financing activities:
Proceeds from bank borrowing......................................                      1,291,000           477,000
Principal payment on debt.........................................                       (615,000)         (172,000)
Principal payment on capital lease obligations....................                        (30,000)          (44,000)
Decrease in paid in capital.......................................                              0           (26,000)
Net proceeds from issuance of Common Stock........................                      1,337,000                 0
Net proceeds from issuance of Preferred Stock.....................                      5,935,000                 0
Exercise of Common Stock Warrants.................................                        476,000                 0
                                                                                      -----------       -----------

Net cash provided by financing activities.........................                      8,394,000           235,000
                                                                                      -----------       -----------

NET INCREASE (DECREASE) IN CASH...................................                        570,000          (211,000)

CASH - BEGINNING OF PERIOD........................................                         25,000           283,000
                                                                                      -----------       -----------

CASH - END OF PERIOD..............................................                    $   595,000       $    72,000
                                                                                      ===========       ===========

Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest..........................................................                    $   219,000       $    47,000
                                                                                      ===========       ===========
Taxes.............................................................                    $    45,000       $   148,000
                                                                                      ===========       ===========
Supplementary disclosure of non-cash investing activities:
Acquisition of property and equipment.............................                    $   818,000                 0
Acquisition of intangibles........................................                      7,283,000                 0
Notes payable in connection with
   acquisition of businesses......................................                     (3,855,000)                0
                                                                                      -----------       -----------
Cash paid to acquire assets.......................................                    $ 4,246,000                 0
                                                                                      ===========       ===========


                        COMMUNITY MEDICAL TRANSPORT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         In October 1994, Community Medical Transport, Inc., (the "Company") completed a public offering of 1,136,200 shares of its common stock pursuant to a registration statement which was declared effective by the Securities and Exchange Commission on October 1, 1994, resulting in net proceeds of $3,343,000.

(Note A) - Organization and Basis of Presentation:

         The accompanying (unaudited) interim consolidated financial statements include the accounts of Community Medical Transport, Inc. (the "Company") and its five subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1996 and for all periods presented, have been made. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

(Note B) - Acquisitions

         On November 1, 1995 The Company completed the acquisition of certain assets from Medical Transportation Corporation. The Company acquired equipment, ambulettes, customer lists, and goodwill for $689,000 cash with a balance of $399,000 (subject to adjustment and net of imputed interest of $57,000) to be paid in equal amounts on December 15, 1996 and 1997.

         On May 21, 1996, the Company purchased from an ambulette provider in Brooklyn, New York, equipment and ambulettes for $30,000 cash with a balance of $200,000 to be paid in twelve quarterly installments commencing September 1996. The note is subject to reduction depending upon certain factors, including revenues derived from former customers of the provider.

         On June 12, 1996, the Company completed the acquisition of certain assets from A-1 Ambulance Service Inc. ("A-1") through it's wholly owned subsidiary, Empire Ambulance and Ambulette, Inc. The Company acquired equipment, ambulances, customer lists, and goodwill for $425,000 cash with a balance of $325,000 to be paid in eight quarterly installments commencing September 1996. The purchase price was allocated to equipment and other assets which includes various intangibles.

                        COMMUNITY MEDICAL TRANSPORT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Note B) - (continued)

         On August 15, 1996, the Company completed the acquisition of certain assets from Hudvalco, Inc. and Harvey H. McGeorge, Inc. (collectively "Hudvalco") through it's wholly owned subsidiary, Century Ambulance and Ambulette, Inc. The Company acquired ambulance equipment, licenses to operate an ambulance business previously conducted by Hudvalco, customer lists and goodwill, the total consideration for the acquisition was $7,000,000, subject to certain adjustments, of which $3,000,000 was paid in cash, approximately $940,000 consisted of the assumption of debt and $3,060,000 consisted of a ninety-day (90) promissory note (the "Note"). Up to $1,000,000 of the principal amount of the Note is convertible into shares of the Company's Common Stock at $6.50 per share.

         On August 22, 1996, a wholly owned subsidiary of the Company completed the purchase from Elite Ambulance & Medical Coach, Inc. ("Elite") of ambulettes and certain other assets, including accounts receivable and a license to operate an ambulette service by the state of New Jersey. The assets were acquired pursuant to an asset purchase agreement among the Company, Elite and its shareholders. Elite operated an ambulette service from Orange, New Jersey servicing Essex County, New Jersey and other nearby counties under the name Elite. After the acquisition, the subsidiary changed its name to Elite Ambulance & Medical Coach, Inc. and is operating the acquired ambulette service under the name Elite. The consideration for the acquisition was $759,576 of which half was paid in cash at the closing and the balance pursuant to a one year note (the "Note"). In connection with the acquisition, the Company (i) assumed certain debts related to the assets, including bank indebtedness of approximately $19,500, (ii) entered into a contract with affiliates of Elite to acquire the real estate facility containing Elite's operating facility for approximately $1,200,000 in cash and short term mortgage notes, and (iii) assumed a lease for such facility until the closing of the real estate contracts of sale.

         In connection with the above acquisitions, the Company incurred certain costs associated with such acquisitions. These costs were deferred and recorded as intangible assets upon the acquisition. These costs were allocated among customer lists and goodwill which are being amortized using the straight line method over the period of expected benefit from 5 to 25 years. The licenses which were acquired are being amortized over a 40 year period. The deferred costs directly attributable to acquisitions made in 1996 amounted to approximately $400,000.

Proforma summary of consolidated operations for the nine months ended September 30, 1996 and 1995 assuming the above acquisitions had taken place on January 1, 1996 and 1995 respectively is as follows:

                                            Nine Months           Nine Months
                                           Ended 9/30/96         Ended 9/30/95
                                          -----------------    ---------------
Revenue..................................     $17,976,000        $15,069,000
Net Income...............................     $ 1,079,000            983,000
Net Income per common share..............     $       .23                .22

(Note C) - Stockholders' Equity

         On May 31, 1996, the Company completed a private placement of 277,348 shares of Common Stock at a price of $6.40 per share, for net proceeds of approximately $1,337,000. The placement agent of such offering received a commission, a non accountable expense allowance, warrants to purchase up to $138,674 shares of Common Stock at $10.00 per share and Unit Purchase Options to purchase up to 27,734 units at $7.68 per unit. Each unit consists of one share of Common Stock and one-half of a warrant, each full warrant entitling the holder to purchase one share of Common Stock at $10.00 per share.

                        COMMUNITY MEDICAL TRANSPORT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(Note C) - (continued)

         On July 31, 1996 and August 7, 1996, the Company completed an equity financing from foreign investors for 3,437.5 shares of Series A Convertible Preferred Stock and 5,000 shares of Series B Convertible Preferred Stock respectively for net proceeds of approximately $5,935,000. The preferred stockholders of each series is entitled to a 4% cumulative dividend, and each share is convertible into shares of common stock at the lower or the average market value for the five trading days prior to conversion or $7.00 per share, and will automatically convert on July 31, 1998. Each of the Series A and Series B Preferred Stock was issued at a 20% discount to the face amount and is being carried at its discounted amount. All fees and commissions associated with such offerings are recorded against paid in capital. The liquidation value of Series A is $3,437,500 which is being carried at the discounted amount of $2,750,000. The liquidation value of Series B is $5,000,000 which is being carried at the discounted amount of $4,000,000.


(Note D) - Net Income Per Common Share

         Net income per common share is based on reported net income, with such reported net income decreased for dividends related to the Series A and Series B Preferred Stock outstanding during the period. The resulting amount is presented below as income applicable to common stockholders.

         Such income applicable to common stockholders in each period presented is divided by the weighted average number of outstanding common shares, as shares issuable under warrants, options, and preferred stock would have an anti-dilutive effect.


                                                   Nine Months Ended                          Three Months Ended
                                                     September 30,                               September 30,
                                           -----------------------------               --------------------------------
                                           1996                     1995                1996                       1995
                                           ----                     ----                ----                       ----
                                                  PER                       PER                   PER                        PER
                                      AMOUNT     SHARE         AMOUNT      SHARE      AMOUNT     SHARE           AMOUNT     SHARE
                                      ------     -----         ------      -----      ------     -----           ------     -----

Reported net income............     $532,000     $0.17       $425,000      $0.14    $192,000     $0.06         $152,000     $0.05
Adjustment for cumulative
   preferred stock dividends...      (55,000)    (0.02)             0       0.00     (55,000)    (0.02)               0      0.00
                                    --------     -----       ---------     -----    --------     -----         --------      ----

Net income applicable to common
   stockholders and net income
   per share..................      $477,000     $0.15       $425,000      $0.14    $137,000     $0.04         $152,000     $0.05
                                    --------     =====      =========      =====    ========     =====         ========     =====

Weighted average common shares
   and common equivalent shares
     outstanding...............    3,202,500                3,130,600              3,390,300                  3,123,200
                                   =========                =========              =========                  =========

Primary and fully diluted income per share amounts do not differ.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Overview

         For all periods presented, the following financial information includes the accounts of First Help Ambulance and Ambulette, Inc., ("First Help") and Community Ambulette Service, Inc., ("Community Ambulette") which were acquired in October 1994 in transactions accounted for as a pooling-of-interests. Upon the acquisition, Community Ambulette and First Help became wholly owned subsidiaries of the Company. In November 1995, the Company acquired Medical Transportation Corporation, and as such, their revenues and corresponding expenses are included for the nine months ended September 30, 1996 and not included for the nine months ended September 30, 1995. In May 1996, the Company acquired additional equipment and ambulettes from an ambulette provider, in June 1996, the Company acquired certain assets from A-1, and in August 1996, the Company acquired certain assets from Hudvalco and Elite. As a result of these acquisitions, the revenues and corresponding expenses attributable to each of these acquisitions is included in these consolidated financial statements only for the period owned by the Company. Therefore, none of the revenues and corresponding expenses are included for any period in 1995, and are included in the 1996 periods where applicable, depending upon the date of acquisition.

         The Company's total revenue, which is comprised primarily of ambulette and ambulance service fees charged to Medicare, Medicaid, other third party payers such as private insurance carriers and health maintenance organizations, and directly to patients, is presented net of contractual adjustments.

Results of Operations

         The Company's total revenue amounted to $9,998,000 for the nine months ended September 30, 1996, as compared with $4,477,000 for the nine months ended September 30, 1995, an increase of $5,521,000 or 123.3%. The Company's total revenue increased to $4,494,000 for the three months ended September 30, 1996 as compared with $1,730,000 for the three months ended September 30, 1995, an increase of $2,764,000 or 159.8%. The increase is due substantially to the additional revenues resulting from the acquisitions, and to a lesser extent, increased volume generated from additional customer base.

         Operating expenses increased by $3,346,000 or 122.7% to $6,074.000 for the nine months ended September 30, 1996 from $2,728,000 for the nine months ended September 30, 1995. Operating expenses increased by $1,838,000 or 196.6% to $2,773,000 for the three months ended September 30, 1996 from $935,000 for the three months ended September 30, 1995. In addition to increased expenses associated with the growth in volume, the increase is attributed to additional labor, insurance, and maintenance costs, as a result of acquisitions of additional ambulances and ambulettes.

         Gross profit increased by $2,175,000 or 124.4% to $3,924,000 for the nine months ended September 30, 1996 from $1,749,000 for the nine months ended September 30, 1995. Gross profit as a percentage of revenues increased slightly to 39.2% for the nine months ended September 30, 1996 from 39.1% for the nine months ended September 30, 1995. Gross profit increased by $926,000 or 116.5% to $1,721,000 for the three months ended September 30, 1996 from $795,000 for the three months ended September 30, 1995. Gross profit as a percentage of revenues decreased to 38.3% for the three months ended September 30, 1996 from 45.9% for the three months ended September 30, 1995. This percentage decrease for the three month period is primarily attributed to increased expenses associated with the growth in volume resulting from the acquisitions.

         Selling, general and administrative expenses increased by $1,779,000 or 164.9% to $2,858,000 for the nine months ended September 30, 1996, from $1,079,000 for the nine months ended September 30, 1995. Selling, general and administrative expenses increased by $793,000 or 146.3% to $1,335,000 for the three months ended September 30, 1996, from $542,000 for the three months ended September 30, 1995. Such expenses as a percentage of revenues increased by 4.5% for the nine months ended September 30, 1996 over the corresponding period for 1995 , primarily as a result of management's increased marketing efforts for revenue growth and the corresponding management payroll costs for the added personnel to accommodate the anticipated increased volume. Such expenses as a percentage of revenues decreased by 1.6% for the three months ended September 30, 1996 over the corresponding period for 1995, primarily due to the additional revenues associated with these marketing efforts as well as increased volumes resulting from the acquisitions.

         Interest expense increased by $195,000 or 414.9% to $242,000 for the nine months ended September 30,1996 compared to $47,000 for the nine months ended September 30, 1995. Interest expense increased by $93,000 or 516.7% to $111,000 for the three months ended September 30, 1996 from $18,000 for the three months ended September 30, 1995. The increase in interest expense is attributable to an increase in borrowing, primarily as working capital for the acquisitions. Interest income decreased by $17,000 to $106,000 for the nine months ended September 30, 1996 compared to $123,000 for the nine months ended September 30, 1995, since proceeds from the Initial Public Offering were not utilized for acquisitions prior to September 30, 1995. Consequently interest income decreased during the nine months ended September 30, 1996 as compared to the same period in 1995. Interest income increased by $18,000 from $33,000 for the three months ended September 30, 1995 to $51,000 for the three months ended September 30, 1996, as a result of additional cash provided by equity financing.

         The Company's historical income taxes were $398,000 for the nine months ended September 30, 1996 representing an effective rate of 42.8%.

         The Company's net income amounted to $192,000 or $.04 per share for the three months ended September 30, 1996, as compared to net income of $152,000 or $.05 per share for the three months ended September 30, 1995. The decrease in earnings per share is primarily a result of additional potentially dilutive securities being issued as well as giving effect in the reduction of net income available to common shareholders for the 4% cumulative dividend feature of the preferred stock. This dividend feature resulted in a reduction of $.02 per share for both the nine months and three months ended September 30, 1996.

         The Company is currently considering several additional acquisitions in the near future. Although the completion of any of these acquisitions will increase the revenues and expenses of the Company, there can be no assurance that future net income will be positively impacted. The Company also can not predict the future impact of changes in Medicaid reimbursement which are anticipated to be adopted. These rate changes were originally scheduled to be implemented on June 1, 1996, but are currently being revised.

Liquidity and Capital Resources

         Working capital at September 30, 1996 amounted to $3,811,000 as compared to $3,529,000 at September 30, 1995. In May 1996, the Company completed a private placement offering and received net proceeds of $1,337,000. In July and August the Company completed the sale of Series A and B Convertible Preferred Stock and received net proceeds of approximately $5,935,000. The Company is currently negotiating a $10,000,000 credit facility to replace its current $3,200,000 credit facility for working capital and capital expenditures. This new credit facility is expected to close by the end of November 1996. The Company currently believes that internally generated funds, the proceeds of the private offering, the sale of the Preferred Stock and the additional credit facility will provide sufficient liquidity and enable it to meet its currently foreseeable working capital requirements for existing operations and current debt obligations for at least the next 12 months.

         The Company is actively considering a number of acquisitions as of September 30, 1996. Some of such acquisitions may require significant cash payments. Additional financing may be required in connection with the Company's acquisition program. The Company is therefore considering several equity and debt sources of financing.

Inflation

         The Company believes that the relatively moderate rate of inflation in recent years have not had a significant impact on its net revenues or its profitability.

EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K

         (1) The Company filed a Current Report on Forms 8-K and 8-K/A-1, dated August 15, 1996, relating to items 2 and 7 of Form 8-K. Such Current Report includes the financial statements of Hudvalco, Inc. and the proforma financial statements of the Company.

         (2) The Company filed a Current Report on Forms 8-K and 8-K/A-1, dated August 22, 1996, relating to items 2 and 7 of Form 8-K. Such Current Report includes the financial statements of Elite Ambulance & Medical Coach, Inc. and the proforma financial statements of the Company.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of November, 1996.



                        Community Medical Transport, Inc.
                        ---------------------------------
                                    (registrant)




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