Form 10KSB
period 1996-12-31
COMMUNITY MEDICAL TRANSPORT INC
filed 1997-04-11
CIK 925602

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB
(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
For the fiscal year ended December 31,1996
                          ----------------
                                 OR
|_| TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the transition period from ___________________________ to __________________

Commission file number                0-24640
                            ----------------------------

                        COMMUNITY MEDICAL TRANSPORT, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

           Delaware                                     13-3507464
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

45 Morris Street, Yonkers, New York                        10705
------------------------------------------  ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number            914-963-6666
                             ---------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
---------------------------------      -----------------------------------------

_________________________________      _________________________________________

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (Title of Class)

               Redeemable Warrants expiring on September 29, 1999
--------------------------------------------------------------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..X..... No........

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

                                   ----------

     Issuer's revenues for the year ended December 31, 1996 are $15,532,000.
     The aggregate market value of the voting stock held by nonaffiliates of the issuer is $11,066,319 (as of March 25, 1997).

     The number of shares outstanding of the issuer's common stock is 4,965,226 (as of March 25, 1997).

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format: Yes.......      No...X....

================================================================================

                                     PART I


Item 1.  Description of Business

Introduction

         Community Medical Transport, Inc. (the "Company"), through its subsidiaries, provides medical transportation and other specialized services in the New York - New Jersey metropolitan area.

         Simultaneously with the closing of the Company's public offering (the "Public Offering") in October 1994, the Company became the sole shareholder of Community Ambulette Service, Inc. ("Community Ambulette") and First Help Ambulance and Ambulette Inc. ("First Help"). After completing the Public Offering, the Company implemented a strategy to expand its business in the New York - New Jersey metropolitan area. This strategy included plans to acquire ambulette and ambulance service providers, and to integrate such acquired operations into the Company's existing operations as well as expand by internal growth. Management believes that such acquisitions and consolidation of these acquired operations have and will enable it to achieve economies of scale, improve its gross margins and become a significant service provider in its market.

         Community Ambulette, which has operated since 1984, provides specialized transportation for the handicapped, disabled, mentally retarded, elderly and chronically ill to and from day treatment centers, day care programs, hospitals, nursing homes, dialysis centers, and other health care facilities. This service is provided in ambulettes -- specialized vans that contain ramps and other equipment designed to secure and safely transport wheelchair bound passengers. Since February 1994, First Help has provided emergency and non-emergency ambulance transportation services for patients who require basic medical care or supervision during transport to and from hospitals, nursing homes and other health care facilities. During 1996 newly formed and existing subsidiaries of the Company acquired assets and/or operations of several medical transportation companies located in the New York - New Jersey metropolitan area.

         The principal executive offices of the Company are located at 45 Morris Street, Yonkers, New York 10705 and its telephone number is (914) 963-6666.

         Unless the context otherwise requires, references to the "Company" contained herein include the operating subsidiaries of the Company.

         Recent Business Developments

         The Company continued to implement its strategy in 1996 by completing the acquisition of the assets and businesses of five medical transportation companies in the New York - New Jersey metropolitan area. During 1996 the Company, also, as part of its strategy, substantially increased its sales and marketing efforts by hiring several new sales representatives, each generally responsible for a specific territory. As a result of additional acquisitions and marketing activities, the Company now operates medical transportation services from the Catskill area of lower New York and Westchester to counties in Northern New Jersey and New York City. The Company believes it operates the largest contiguous licensed area for ambulance service in New York state. During the year the Company also increased its ambulance services in New York City through aggressive marketing efforts. The Company also entered into additional written arrangements for medical transportation and entered into arrangements with HMO's as an approved provider of medical transportation services.

         On June 12, 1996 a wholly-owned subsidiary of the Company completed the purchase from A-1 Ambulance Service, Inc. ("A-1 Ambulance") of ambulances and certain additional assets, equipment (ambulettes), contracts and a license issued by the Department of Health of the State of New York to provide ambulance services in Westchester, Putnam and Dutchess counties for $750,000, pursuant to an asset purchase agreement, between the Company, A-1 Ambulance and the shareholders of A-1 Ambulance. A-1 operated ambulance services in the licensed area. After the acquisition, the subsidiary provided ambulance service in the licensed area utilizing the acquired assets.

         On August 15, 1996, a wholly-owned subsidiary of the Company completed the purchase from Hudvalco, Inc. ("Hudvalco") and Harvey H. McGeorge, Inc. ("HHM") of ambulances and certain other assets, including equipment and licenses of the New York State Department of Health to operate an ambulance business previously conducted by Hudvalco. Hudvalco operated an ambulance business under the name Hudson Valley Ambulance in several counties of the lower Hudson Valley region of New York State. This business included "911" emergency service for two townships in Rockland County, New York. The transaction was made pursuant to a purchase agreement among the Company, Hudvalco, HHM and Alan McGeorge. As part of the acquisition, the subsidiary also (i) acquired related corporate entities providing services to Hudson Valley Ambulance and (ii) agreed to acquire shares of a corporation ("RDO") owned by Alan McGeorge operating an ambulance service in the Catskill area of the Hudson Valley region, subject only to regulatory approval. The subsidiary provides operating services to RDO and is to receive all the revenues from its operations until transfer of shares of RDO at a deferred closing. The subsidiary also entered into leases for Hudvalco's facilities. Pursuant to the original agreement, the total consideration for the acquisition was $7,000,000, subject to certain adjustments, of which $3,000,000 was paid in cash, approximately $940,000 consisted of the assumption of debt and $3,060,000 consisted of a promissory note. Up to $1,000,000 of the principal amount of the note is convertible into shares of the Company's Common Stock at $6.50 per share. The Company deferred $1,050,000 of the original amount of the note for payment at a deferred closing of RDO.

The parties have reached an understanding to modify the terms of purchase including an adjustment to the purchase price which may result in an increase of the purchase price by $100,000 and payment of at least one-half of the balance of the purchase price in shares of the Company's common stock and the balance payable pursuant to a short term note.

         On August 22, 1996, a wholly-owned subsidiary of the Company completed the purchase from Elite Ambulance & Medical Coach, Inc. ("Elite") of ambulettes and certain other assets, including accounts receivable and a license to operate an ambulette service by the State of New Jersey. The assets were acquired pursuant to an asset purchase agreement among the Company, Elite and its shareholders. Elite operated an ambulette service from Orange, New Jersey servicing Essex County, New Jersey and other nearby counties under the name Elite. After the acquisition, the Subsidiary changed its name to Elite Ambulance & Medical Coach, Inc. and is operating the acquired ambulette service under the name Elite. The consideration for the acquisition was $759,576 of which half was paid in cash at the closing and the balance pursuant to a one year note (the "Note"). In connection with the acquisition, the Company (i) assumed certain debts related to the assets, (ii) entered into a contract with affiliates of Elite to acquire the real estate facility containing Elite's operating facility for approximately $1,200,000 in cash and short term mortgage notes, and (iii) assumed a lease for such facility until the closing of the real estate contract of sale. The Company terminated the agreement for the sale of property and is negotiating a long term lease of the facility. The Company is also seeking to renegotiate the purchase price of this acquisition based on what it believes to be inaccurate representations.

         The Company also acquired two additional operations which in the aggregate are immaterial to the Company's business.

         In December 1996 the Company entered into an agreement with a day treatment psychiatric center to provide daily transportation for out patients of the facility.

         As of February 28, 1997, the Company had entered into several letters of intent for the acquisition of assets or shares of medical transportation companies and was considering additional acquisitions.

Industry Background

         Based on the Company's review of publicly available documents produced by other service providers, the Company believes that expenditures for ambulance and ambulette services in the United States have grown at approximately 10% per year over the last decade. Although the ambulance service industry has recently experienced an increase in consolidation by large national companies, the Company believes that the medical transportation industry continues to be highly fragmented, with over 2,000 privately-owned companies.

         The Company believes that the growth in expenditures for ambulance services has been a result of an increase in both the number of ambulance transports and the average expenditures per transport. The growth and aging of the U.S. population have increased demand for medical services, including general ambulance and ambulette services. In addition, a greater emphasis on cost containment through earlier hospital discharge and on the use of outpatient facilities and home care therapy has resulted in an increased need for ambulance and ambulette services to provide patients with transportation under medical supervision. The enactment of the Americans with Disabilities Act in 1990 has also resulted in a greater need for para-transit services.

Strategy

         As overall demand for ambulance and ambulette services is increasing, contracting parties and regulatory authorities are imposing more stringent requirements in terms of quality of care and cost of service. Ambulance and ambulette service providers are facing increasing demand to deploy vehicles more efficiently, employ more highly trained personnel and otherwise operate more cost-efficiently. These requirements and their associated costs are producing consolidation opportunities as smaller service providers seek to combine with larger providers to gain access to greater financial, technological and managerial resources to improve dispatch systems, fleet maintenance, training of personnel, accounts receivable recovery and marketing capability. In addition, there are significant barriers to entry into this industry, particularly with respect to ambulance services. As a result, the Company believes that well-established transportation providers with a strong customer base, a reputation for high quality of service, and profitable operations will have considerable opportunity to expand their operations through acquisitions and consolidation of smaller local providers.

         The Company believes that the fragmented nature of its industry combined with increasing performance requirements and cost burdens imposed on smaller companies creates favorable acquisition and expansion opportunities for the Company.

         In the New York - New Jersey metropolitan and surrounding area the Company had intended, through such acquisitions and expansion, to build a network of and become a significant provider of ambulette and ambulance services. The Company believes it is now a significant medical transportation provider in the New York - New Jersey metropolitan area and intends to further expand through acquisitions and internal growth. The Company intends to achieve this by:

         o Continuing its commitment to high quality, specialized and medical transportation services provided by qualified personnel;

         o Acquiring ambulance and ambulette service providers in the New York-New Jersey metropolitan area, and integrating and consolidating these companies and their operations with the operations of the Company. The Company believes such acquisitions and consolidations will improve the efficiency of existing operations;

         o Expansion of services through increased marketing efforts to day care centers, nursing homes, hospitals, and other health care facilities and providers;

         o Preserving ties to the local community and providing continuity of service and community relations, which may include retaining management of its acquired service providers, where necessary.

         The Company may also seek to expand through the acquisition of ambulance and ambulette providers outside of the New York - New Jersey metropolitan area with high quality management and strong performance records. The Company will consider acquisition candidates that it believes offer attractive opportunities for intrinsic growth and expansion into nearby service areas and where the Company believes it may become a significant provider.

         Management believes that such acquisitions would enable it to achieve economies of scale, improve its gross margins and increase its ability to compete with other service providers. The Company may retain senior management of acquired companies outside of the New York - New Jersey metropolitan area after the acquisition to manage local operations. The Company will also consider acquiring businesses that provide related health care services including the distribution of durable medical equipment and supplies.

Ambulette Services

         The Company, through Community Ambulette and Elite, provides specialized transportation for the handicapped, disabled, mentally retarded, elderly and chronically ill to and from day treatment centers, day care programs, hospitals, nursing homes, dialysis centers, and other health care facilities in the New York - New Jersey metropolitan area. This service is provided in ambulettes - specialized vans that contain ramps and other equipment designed to secure and safely transport wheelchair bound passengers. The Company provides two principal types of ambulette services to its customers:
"pre-scheduled day treatment" and "scheduled daily in advance."

         The "pre-scheduled day treatment" services, which accounted for over 75% of the Company's revenues during 1995 and approximately 37% of the Company's revenues during 1996, are provided to customers both with and without contracts. Under this service, the customer or provider typically retains the Company to provide regularly scheduled transportation services for patients who attend the provider's facilities on a daily or other regularly scheduled basis. Transportation is generally between the patient's residence and the customer's health care facility and is provided five days a week except for long term care and other specialized situations in which service is provided seven days a week. Users of such services include health care facilities such as dialysis centers, adult day centers that service the elderly, day treatment programs that service individuals with mental retardation and, in certain cases, other developmental disabilities, and comprehensive health care facilities which serve as a long-term, "day care" alternative to nursing homes.

         The "scheduled daily in advance" services are provided to nursing homes and other health care facilities on an "as-needed basis" pursuant to direct calls from the customer. Transportation for this service is generally between residences or nursing homes and hospitals or other health care facilities and is generally requested by the customer not more than one day in advance.

         The Company has entered into an agreement with Union County, New Jersey in connection with paratransit services (non-medical transportation) provided by the county. Drivers required by the county are provided by the Company pursuant to this agreement.

Ambulance Services

         The Company, through its subsidiaries, provides general ambulance services to patients requiring various levels of medical supervision during transfer to and from residences and health care facilities. The Company's ambulance business commenced in February 1994 and was significantly augmented as a result of recent marketing efforts and acquisitions.

         Ambulance operations generated approximately 22.4% and 37.0% of the Company's total revenues during the fiscal years ended December 31, 1995 and 1996, respectively. Presently, the Company's ambulance services are provided primarily in New York City and, particularly Manhattan and the Bronx, as well as the Hudson Valley and Westchester area of the New York-New Jersey Metropolitan area. Elite has recently initiated limited ambulance services in Northern New Jersey.

         The Company is licensed to provide ambulance services in New York City, Westchester, Rockland, Orange, Putnam, Dutchess, and Northern New Jersey and other counties in south eastern New York State. The Company's ambulances provide both basic life support ("BLS") services and advanced life support services ("ALS"). BLS service is utilized by patients requiring a basic level of medical supervision during transport. BLS services may include basic airway management, hemorrhage control and stabilization of fractures. ALS service requires advanced life support systems such as cardiac monitors, defibrillators, oxygen delivery systems and speciality pharmaceutical and medical supplies.

         The Company currently provides only limited "911" emergency services because such services are provided by municipal authorities in the geographic areas in which the Company operates. A subsidiary of the Company provides 911 services to two townships in Rockland County as a result of the Hudvalco acquisition.

         Ambulance units are staffed by two EMTs and equipped with medical supplies, oxygen delivery systems, and equipment necessary to administer first aid and other medical treatment. ALS ambulance units, staffed by crews of specially certified EMTs (paramedics), are equipped with advanced life support equipment, such as cardiac monitors, defibrillators, specialty pharmaceuticals and medical supplies. The Company's ambulance services are typically provided pursuant to arrangements with health care facilities and are either scheduled in advance or provided on an as-needed basis.

Marketing and Sales

         The Company markets it's services on the basis of quality of care, reliability, reputation and cost. As part of its strategy, the Company substantially expanded its marketing efforts in 1996. During the year the Company retained several marketing representatives each responsible for a particular area. The representatives receive a base salary and additional compensation based upon increased revenues in the territory for which they are responsible.

         The Company markets its ambulette services principally to day treatment centers and day care programs which provide programs for the handicapped, disabled and elderly, as well as other health care facilities that require a stable and reliable source of medical transportation for its patients. The Company provides its ambulance services to several major hospitals and nursing homes in New York City, Rockland and Westchester counties. As part of its marketing strategy, the Company is pursuing managed care providers and is seeking to enter into arrangements to become a single source transportation provider for medical institutions.

Personnel Training and Quality Assurance

         As of December 31, 1996, the Company employed 161 EMTs and 96 paramedics. In general, EMTs furnish basic and emergency treatment while transporting patients in ambulances. EMTs must be state certified to perform basic and emergency care services. Certification as an EMT in the geographic area in which the Company provides services requires completion of a training program designed by the state. Paramedics providing ALS are required to complete advanced training courses for more advanced emergency care services. The Company carefully screens all job applicants and is committed to providing consistently high quality transport and other services. All of the Company's ambulette drivers are subject to state regulation. They must have a commercial driver's license with a designation to transport passengers. Each new driver must undergo driver training, physical examination and periodical testing for controlled substance abuse. Additionally, the Company verifies the driving record of each new driver.

Billing and Collection

         The Company derives a substantial majority of its revenue from reimbursement by third-party payors, particularly Medicaid and Medicare, typically invoicing and collecting payments directly from the third party payor. During the fiscal years ended December 31, 1995 and 1996, the Company derived approximately 69% and 60%, respectively, of its net revenues from Medicaid and Medicare; 19% and 11%, respectively, of its net revenues pursuant to contracts with Beth Abraham Hospital (the Company's only fixed-cost provider); and 12% and 29%, respectively, of its net revenues from private insurers and other non-governmental sources.

         The Company has substantial expertise in processing claims to third-party payors. The Company uses specialized software systems to specifically tailor and electronically submit most claims to Medicaid, Medicare and certain other third-party payors. The Company believes that its expertise in processing third-party claims reduces the collection time on its receivables and results in fewer rejected claims based on incomplete or inaccurate information.

         The Company has only two contracts with municipalities or health care facilities which require the Company to provide services without regard to a patient's insurance coverage or ability to pay. Such requirements are generally imposed on ambulance services which provide "911" or other emergency services on an exclusive basis. The Company provides 911 services to two towns in Rockland County. Overall, the Company believes that uncompensated trips presently provide an insignificant level of uncompensated services.

Principal Customers

         During 1996 the majority of the Company's services are provided pursuant to oral arrangements or short-term, non-exclusive contracts with its customers. However, the Company provides ambulette services to a significant customer, Beth Abraham Hospital (and affiliates) located in Bronx County, New York, pursuant to written contracts since 1988. Under these contracts, the Company provides ambulette services on an exclusive basis for two programs of the hospital: an adult day treatment center and a comprehensive care management center, an innovative alternative to nursing home care for many people who are elderly and have physical disabilities. These agreements expire on December 31, 1997 or earlier in certain circumstances. During the fiscal years ended December 31, 1995 and 1996, the Company derived approximately 28% and 13%, respectively, of its revenues from services provided on behalf of Beth Abraham Hospital and its affiliates including amounts reimbursed by third parties. Dean Sloane, President of the Company, serves as honorary director of Beth Abraham Hospital, without compensation. As the Company's other business expands and acquired businesses are operational for a full year, it is anticipated that Beth Abraham will account for an increasingly lower percentage of revenues in 1997 and in the future.

         The Company provides transportation services to several day treatment centers. In some cases, the majority of the people transported live in group homes, which are operated by either voluntary or state agencies. The Company negotiates separate arrangements with the group homes and day treatment centers for the transportation needs of their clients.

         As a result of acquisitions and trends in the medical transportation industry the Company has entered into additional agreements for medical transportation services. In the New York New Jersey metropolitan area, large hospitals and health institutions are seeking to enter into single source medical transportation contracts and the Company has entered into such agreements with several hospitals.

Competition

         The ambulance and ambulette service industry is highly competitive. Principal participants include government entities, large regional ambulance service providers, hospitals and numerous local providers. The Company competes with several large firms in its market, including Med-

Trans, a subsidiary of Laidlaw, Transcare and Metropolitan Ambulance. The Company also encounters competition, particularly with respect to ambulette services, from small commercial providers operating in the New York - New Jersey metropolitan area. The Company believes that health care facilities in the geographic area serviced by the Company consider quality of care, reliability and reputation to be the most important factors in utilizing a medical transportation provider, although other factors such as financial stability, personnel policies and practices and cost are also considered. In addition to present competition, other companies that do not currently operate ambulance or ambulette services may enter the ambulance or ambulette service business. There can be no assurance that health care facilities that presently contract for ambulance or ambulette services will not choose to provide ambulance or ambulette services directly in the future.

         Persons or entities seeking to enter the ambulance industries have typically been required to acquire an existing entity already in possession of such licenses. Consequently, the Company believes that competition has been occurring in the environment of a substantially fixed number of operating licenses.

         The Company believes that it may encounter significant competition for acquisitions of other medical transportation service providers, particularly as the industry consolidates. There are many companies with greater capital and other resources than the Company which are actively seeking to acquire ambulance service providers. Prospective acquirors of ambulance and ambulette service providers compete primarily on the basis of price, form of consideration, operating synergy opportunities and management. Competition for acquisition candidates is intensifying within the ambulance service industry as the industry consolidates. Such competition may result in the inflation of purchase prices to levels which exceed the Company's financial capability or otherwise inhibit its acquisition program.

Government Regulation

         The Company's business is subject to governmental regulation at the federal, state and local levels. At the federal level, the Company is subject to regulations under the Occupational Safety and Health Act designed to protect employees of the Company. The federal government also recommends standards for ambulance design and construction, medical training curriculum, and designation of appropriate trauma facilities, which standards may be modified by state agencies.

         Various aspects of the Company's operations are subject to and regulated by New York State law. State requirements govern the licensing or certification of ambulance service providers, training and certification of medical personnel, the scope of services that may be provided by medical personnel, staffing requirements, medical control, medical procedures, communication systems, license and qualification of drivers and vehicles and equipment.

         In addition, the operation of the Company's ambulette services are subject to regulation by various state and local agencies. These regulations encompass the licensing and qualification of drivers, vehicles, and equipment.

         Applicable federal, state and local laws and regulations are subject to change. The Company believes that it currently is in substantial compliance with regulatory requirements applicable to its ambulance and ambulette service business. These regulatory requirements, however, may require the Company in the future to increase its capital and operating expenditures in order to maintain current operations or initiate new operations.

Reimbursement

         The Company must comply with various requirements in connection with its participation in the Medicaid and Medicare programs. Medicaid is a combined federal-state program for medical assistance to impoverished individuals who are aged, blind, disabled or members of families with dependent children. The various authorities of Medicare/Medicaid, including the New York State Department of Social Services have the authority to set levels of reimbursement within federal guidelines. The Company receives from its customers that are covered by Medicaid, only the reimbursement permitted by Medicaid and is not permitted to collect from the patient any difference between its customary charge to such customers and the amount reimbursed. Any difference between the Company's customary charge to its customers that are covered by Medicaid and amounts reimbursed by Medicaid are not material to the Company's operating results because the Company's customary charges to such customers generally do not exceed amounts reimbursable by Medicaid.

         Medicare is a federal health insurance program for the elderly and for chronically disabled individuals, which pays for ambulance services when medically necessary. Medicare uses a charge-based reimbursement system for ambulance services and reimburses 80% of charges determined to be reasonable by Medicare, subject to the limits fixed for the particular geographic area. The patient is responsible for paying the balance of the bill, and Medicare requires the Company to expend reasonable efforts to collect the balance. Medicare does not reimburse the Company for amounts the Company can not collect from the patient. In determining reasonable charges, Medicare considers and applies the lowest of various charge factors including the actual charge, the customary charge, the prevailing charge in the same locality, the amount of reimbursement for comparable services or the inflation-indexed charge limit.

         The Company, like other Medicaid and Medicare providers, is subject to governmental audits of its Medicaid and Medicare reimbursement claims, but to date the Company has not experienced significant losses as a result of any such audit. As a provider of services under the Medicaid and Medicare programs, the Company is also subject to the Medicaid and Medicare fraud and abuse laws. The laws prohibit any bribe, kickback or rebate in return for the referral of Medicaid or Medicare patients. Violations of these prohibitions may result in civil and criminal penalties and exclusion from participation in the Medicaid and Medicare programs.

         Pursuant to the federal/state statutory scheme for the regulation and administration of the Medicaid program, each state has a Medicaid Fraud Control Unit. In New York State that Unit is placed within the Office of the Attorney General. This office has broad civil and criminal jurisdiction over Medicaid providers. In the course of its operations, it reviews Medicaid providers. The Company is currently the subject of such a review, together with several other medical transportation providers in the same general geographic area. The Company believes that it has complied with all appropriate regulations. Based on conversations with the attorney general's office, the Company believes that the state will make a claim in an amount not to exceed $105,000 for miscalculations of reimbursement payments. Based on such conversation, the Company does not anticipate that any charges will be lodged by the Attorney General as a result of this review.

         Government funding for health care programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, determinations by intermediaries and governmental funding restrictions, all of which could materially increase or decrease program reimbursements for ambulance services. In recent years, Congress has consistently attempted to curb federal spending on such programs. Amounts under reimbursement programs are subject o administrative interpretation and enforcement policies. Currently, several agencies have taken restrictive positions concerning Medicaid reimbursement. It is likely that future funding levels for Medicare and Medicaid programs will be reduced from present levels. The current Congress and various states are considering proposals to reduce expenditures under various reimbursement programs. Government agencies in the areas in which the Company operates have proposed extensive budgetary reductions and rules changes for these programs. The Company can not predict the overall effect on it as a result of any budget or policy cuts, but such actions could adversely affect the Company.

         Moreover, the Company anticipates that Congress and state and local legislatures will continue to review and assess alternative health care delivery systems and cost-control measures, and public debate of these issues will likely continue in the future. The Company cannot predict the effect any measures, if adopted in the future, will have on the Company's business.

Insurance

         The Company carries a broad range of general liability, comprehensive property damage, worker's compensation, professional liability, automobile and other insurance coverage that management considers adequate for the protection of its assets and operations, although there can be no assurance that the coverage limits of such policies will be adequate. A successful claim against the Company in excess of its insurance coverage could have a material adverse effect on the Company and its financial condition. Claims against the Company, regardless of their merit or outcome, may also have an adverse effect on the Company's reputation and business. The Company is also subject to accident claims as a result of the normal operation of its fleet of vehicles.

Equipment

         As of December 31, 1996, the Company's fleet included 152 ambulettes and 75 ambulances. Except for 7 leased vehicles, the Company owns all of its vehicles.

Employees

         As of December 31, 1996, the Company had a total of 677 employees of which approximately 619 were full-time and 58 were part-time employees. Of these, 607 employees were involved in medical transport services and 70 management, administrative and clerical personnel. Prior to the acquisition of A-1, the Company was not a party to any collective bargaining agreements. The drivers, EMTs and paramedics of A-1 are subject to a collective bargaining agreement. Subsequent to December 31, 1996, ambulance drivers located in Yonkers, and ambulette drivers located in Brooklyn and Yonkers voted to be unionized. The number of employees may increase upon the completion of pending acquisitions. The Company considers its relations with employees to be good.

Item 2.  Description of Property

         The Company leases approximately 20,000 square feet in a facility located in Yonkers, New York, utilized for the Company's executive offices and operations. The facility is used for administrative purposes (accounts receivable collection, dispatch, and related functions) as well as for vehicle basing, garaging and maintenance. The base rental expense for the facility is $7,500 per month and will be $8,000 commencing in May 1999. The lease for the facility expires in May 2004.

         The Company is utilizing an additional facility in Brooklyn, New York, consisting of approximately 10,000 square feet, at a monthly rental of $3,500. The lease expires November 30,1997. The facility is utilized principally for the storage of vehicles. In 1997 the Company leased a small office in Union, New Jersey for the administration of its Union County para-transit contract.

         In conjunction with the A-1, Hudson Valley and Elite acquisitions, subsidiaries of the Company entered into leases for garage and operating facilities in Bedford Hills, New York, Haverstraw, New York and Orange, New Jersey. The facility in Bedford Hills is for a garage, maintenance and dispatch facility and consists of 1600 square feet, including a building of 5,000 square feet. A subsidiary of the Company leases 3,000 square feet, including a building and garage of 10,000 square feet in Haverstraw, New York for the former operations of Hudvalco. This lease is for five years and provides for a rental of $72,000 annually. A subsidiary of the Company is also leasing 5,000 square feet of office space in Haverstraw, New York at a monthly rental of $1600. The Company contemplates terminating this lease. A subsidiary of the Company is leasing 16,000 square feet of space in Orange, New Jersey as a garage and office facility for Elite's former operations. The Company is in the process of negotiating a lease for this facility.

         Upon the completion of one or more of the pending acquisitions, the Company will acquire or enter into leases for additional facilities.

Item 3.  Legal Proceedings

         From time to time the Company is a party to litigation arising in the ordinary course of business. There can be no assurance that the Company's insurance coverage will be adequate to cover all liabilities occurring out of such claims. In the opinion of management, the Company is not engaged in any legal proceedings expected to have a material adverse effect on the financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

         Since October 1, 1994 and until July 1995 the Company's securities were listed for trading on the Nasdaq SmallCap Market. Since July 1995 the Company's common stock and redeemable warrants are currently traded on The Nasdaq National Market under the symbols "CMTI" and "CMTIW", respectively.

         Set forth below are the high and low bids for the Company's common stock and redeemable warrants during the periods indicated, through the second quarter of 1995. Such quotations reflect interdealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions. Since July 1995, when the Company's securities have been listed on NASDAQ National Market and prices below reflect actual sales.


                                                    Common Stock                            Redeemable Warrants
                                            -----------------------------                -------------------------
                                              High                   Low                  High                Low
1996
First Quarter                                $8-3/4                $6-7/8                  $3               $1-5/8
Second Quarter                                8-5/8                 5-1/8                2-11/16               1
Third Quarter                                   7                  4-13/16               1-13/16             1-1/4
Fourth Quarter                                  5                  2-15/16               1-7/16              27/32

1995
First Quarter                                $5-1/8                $3-7/8                $1-3/8              $3/4
Second Quarter                                  6                   3-3/4                 1-7/8               3/4
Third Quarter                                 6-5/8                 5-3/4                 1-7/8              1-1/8
Fourth Quarter                                8-1/4                 6-1/4                 2-7/6              1-5/8


         As of December 31, 1996, there were approximately 66 recordholders of the Company's common stock and 10 record holders of redeemable warrants, although the Company believes that there are more than 1,000 beneficial owners of its common stock.

         The Company plans to retain any future earnings for use in its business and, accordingly, the Company does not anticipate paying dividends in the foreseeable future to its common stockholders. Payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition and capital requirements.

Item. 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         For all periods presented, the following financial information includes the accounts of First Help, and Community Ambulette, wholly owned subsidiaries of the Company.

         The Company completed five acquisitions by wholly-owned subsidiaries of the Company between June and August 1996. Each acquisition was accounted for by purchase accounting. Therefore the total revenues and expenses for each of these acquisitions is included only for the period after acquisition by the Company.

         The Company's total revenue, which is comprised primarily of ambulette and ambulance service fees charged to Medicare, Medicaid, other third party payors such as private insurance carriers and health maintenance organizations, and directly to patients, is presented net of contractual adjustments.


Results of Operations

         Year Ended December 31, 1996 as Compared with Year Ended December 31, 1995

         Revenues increased by $8,879,000, or 133.5%, to $15,532,000 in 1996 from $6,653,000 in 1995. The increase is due substantially to the additional revenues resulting from the acquisitions, and to a lesser extent, increased volume generated from additional customer base.

         Operating expenses increased by $5,888,000, or 149.8%, to $9,819,000 in 1996 from $3,931,000 in 1995. This percentage increase was greater than the percentage increase in volume due to the historically lower margins of the acquired companies as well as disproportionate increases in insurance, personnel and maintenance costs to accommodate anticipated expanded volume primarily as a result of the acquisitions. Gross profit thereby decreased as a percentage of revenue from 40.9% to 36.8%, even though gross profit increased by $2,991,000, or 109.9%, to $5,713,000 in 1996 from $2,722,000 in 1995.

         Selling, general and administrative expenses increased by $2,980,000, or 169.3%, to $4,740,000 in 1996 from $1,760,000 in 1995. The increase included substantial marketing costs not incurred in 1995. Since selling, general and administrative expenses did not increase in the same proportion as revenues, the increase as a percentage of revenues represented by these expenses rose only 4.0% from 26.5% to 30.5%.

         Income from operations increased by $11,000, or 1.1%, to $973,000 in 1996 from $962,000 in 1995. This increase was a result of the factors described above, mainly the additional revenues realized from the acquired companies which has been offset by the lower margins experienced in the acquired companies and the disproportionate increases in operating expenses. These expenses included certain non-recurring acquisition-related expenses.

         Other income increased to $42,000 in 1996 from zero in 1995. This was due to a management fee for the operation of an ambulance company.

         Interest expense increased by $392,000, or 552.1%, to $463,000 in 1996 from $71,000 in 1995. This increase is primarily due to the additional borrowing and debt incurred in connection with acquisitions completed in 1995 and 1996.

         Interest income decreased by $11,000, or 7.3%, to $140,000 in 1996 from $151,000 in 1995 due to significant expenditures in connection with acquisitions which reduced available cash.

         Net income for 1996 was $394,000 compared to $592,000 in 1995. The decrease of $198,000, or 33.4%, in net income was a result of an increase in revenue which was more than offset by a disproportionate increase in operating expenses mainly as a result of acquisitions described above.

         The Company's net income amounted to $394,000, or $0.10, per share for 1996, as compared to $592,000, or $0.19, per share for 1995. This decrease is attributable to both the additional expenses incurred for the acquisitions, as well as the additional stock issued as a result of the private placement of common stock and exercise and conversion of warrants and convertible securities issued.

         The Company's income taxes amounted to $298,000 for the year ended December 31, 1996, representing an effective rate of 43.1% compared with $450,000 for the year ended December 31, 1995 representing an effective rate of 43.2%.

         A portion of operating expenses and selling, general and administrative expenses in 1996 consisted of non-recurring items. In addition, as a result of its consolidation of operations and other cost-cutting measures, the Company believes it can reduce a substantial amount of expenses for 1997. There can be no assurance that future net income will be positively impacted by the foregoing. Moreover, the Company cannot assess the impact of any acquisitions made during 1997 or of the full year's operations or acquired operations completed in 1996.

Liquidity and Capital Resources

         Cash used in operating activities was $1,167,000 in 1996 compared with $1,136,000 in 1995. The increase was largely the result of the increase in accounts receivable due to increased volume, a rise in the prepaid insurance premiums due to the timing of a change in insurance carriers, as well as a change in the payment schedules of governmental agencies. This was offset by an increase in accounts payable and accrued expenses due to the acquisitions.

         Cash used in investing activities in 1996 and 1995 was $5,766,000 and $865,000, respectively. The increase in cash used in investing activities in 1996 was largely the result of the acquisitions of the five medical transportation companies completed during the year. For 1996, $1,111,000 of this amount reflects the capital expenditures associated with the purchase of vehicles and equipment as compared to $851,000 used for this purpose in 1995.

         Cash provided by financing activities in 1996 reflect the receipt of proceeds from bank borrowings, the sale of equity securities and the partial exercise of warrants. The amount of increase provided from these sources was slightly offset by principal payments on debt and capital lease obligations.

         In May 1996, the Company completed a private placement and received net proceeds of $1,337,000. In July and August 1996, the Company completed the sale of Convertible Preferred Stock and received net proceeds of approximately $5,918,000. At December 31, 1996, 2,423 shares of Convertible Preferred Stock were outstanding with a liquidation value of $2,423,000.

         In December 1996, the Company entered into a $10,000,000 credit facility to replace its previously existing $3,200,000 credit facility for working capital and capital expenditures. At December 31, 1996, there was $5,600,000 outstanding under this facility. A portion of this facility consists of a revolving credit arrangement which may only be drawn down if the Company has sufficient qualified accounts receivable. The Company, in the past, and may in the future, be temporarily unable to draw down desired amounts because of slow payment by reimbursement agents and as a result of delays in collection from recently acquired operations.

         At December 31, 1996, the Company had working capital of $4,984,000. The Company believes that internally generated funds and bank loans will provide sufficient liquidity and enable it to meet its currently foreseeable working capital requirements for operations for at least the next 12 months. The Company was actively considering a number of acquisitions as of February 28, 1997, which do not require significant cash payments. Additional financings, however, may be required in the future in connection with the Company's acquisition program.

Inflation

         The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or its profitability.

Item 7.  Financial Statements

         Reference is made to pages F-1 through F-23 comprising a portion of this Annual Report on Form 10-KSB.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no changes in accountants due to disagreements on accounting and financial disclosure during the 24 months prior to December 31, 1996.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The directors and executive officers of the Company are as follows:

Name                         Age        Position
----                         ---        --------
Dean L. Sloane                51        President, Chairman of the Board, Chief Executive Officer and
                                        Director
Donald J. Panos               36        Vice President of Finance, Chief Financial Officer
Craig V. Sloane               46        Vice President-Operations, Secretary and Director
Steven R. Fittante            42        Vice President, Corporate Development
Bernard M. Kruger, M.D.       54        Director
Lucius J. Riccio, Phd.        47        Director

         Dean L. Sloane has served as Chairman of the Board, President and Chief Executive Officer, and a Director of the Company since December 1988. Mr. Sloane served as Chief Executive Officer of Prime Medical Services Inc. (formerly known as C.P. Rehab Corp.), a public specialty medical management service company from 1973 through 1988. Mr. Sloane co-founded and served as Chairman of the Board of National Home Health Care Corp., a public medical management and home care company, from 1983 to 1986. Mr. Sloane also served as a director of EPIC Health Group, Inc., a public mail order pharmaceutical company, from 1984 to 1986. He is currently a director of Community Care Services, Inc. a medical equipment and goods supplier and Sunstar Healthcare, Inc. which is engaged in managed care. Mr. Sloane has been a member of the Young Presidents Organization since 1985. Mr. Sloane is a Certified Public Accountant but does not practice.

         Donald J. Panos has been employed by the Company since November 1995 and is Vice President of Finance, and Chief Financial Officer. From August 1994 to November 1995, Mr. Panos was employed as a manager with an accounting firm, Herman J. Dobkin & Company, L.L.P. From 1989 to 1994, Mr. Panos was employed by Horsehead Industries, Inc., a $750 million private company with a public subsidiary and publicly traded debt as Manager of Financial Reporting. From 1987 to 1989 he was a Senior Accountant with Ernst & Young. Mr. Panos is a CPA.

         Craig V. Sloane has served as Vice President-Operations and a Director of the Company since December 1990. From 1985 through October 1990, he was a futures analyst at Smith Barney Harris & Upham. He is currently a director of Community Care Services, Inc. a medical equipment and goods supplier.

         Steven R. Fittante has been employed by the Company since July 1995 and is Vice President of Corporate Development. From June 1993 until June 1995 he was employed by Mayflower

Laidlaw Transit, Inc., serving most recently as North East Regional Manager. From 1985 to 1993 he was director of Monmouth County Department of Transportation.

         Bernard M. Kruger, M.D. has been in the private practice of internal medicine and medical oncology since 1979, and is affiliated with Lenox Hill Hospital, Beth Israel Hospital, Mount Sinai Hospital and the Orthopedic Institute. He is currently a director of Community Care Services, Inc.
a medical equipment and goods supplier.

         Lucius J. Riccio has served as a management consultant on transportation issues since January 1994. From February 1990 to December 1993 he served as Commissioner of the New York City Department of Transportation. From 1986 to 1990 he served as Deputy Commissioner, Highway Operations, of the New York City Department of Transportation.

         Dean L. Sloane and Craig V. Sloane are brothers.

         Section 16(a) of the Securities Exchange Act of 1934 requires that officers, directors and 10% or greater stockholders of the Company file reports of their ownership with the Securities and Exchange Commission. No officer, director or 10% or greater stockholder of the Company was late with his filings other than Craig Sloane, Steven Fittante and Donald J. Panos.

Item 10.          Executive Compensation

         The following table sets forth information concerning compensation paid or accrued by the Company or its subsidiaries for services rendered during the fiscal years ended December 31, 1994, 1995 and 1996 to the Company's Chief Executive Officer and to each executive officer whose compensation exceeded $100,000 during its fiscal year ended December 31, 1996:

                           Summary Compensation Table



-----------------------------------------------------------------------------------------------------------------------------
                                                                                                          Long Term
                                                                                                         Compensation
                                                                                                            Awards
Name and Principal                                                             Other Annual         Securities Underlying
Position                         Year           Salary          Bonus        Compensation (1)               Options
-----------------------------------------------------------------------------------------------------------------------------
Dean Sloane, President and       1996          $225,000                           $37,240                     0
Chief Executive Officer          1995          $225,000                           $45,626                     0
                                 1994          $257,000                           $40,374                     0

Craig Sloane, Vice-              1996          $ 90,000        $15,000            $12,000                  $10,000
President-Operations             1995          $ 85,000        $15,000            $12,000                     0
                                 1994          $ 85,000        $15,000            $ 2,000                     0
-----------------------------------------------------------------------------------------------------------------------------

(1)      Consists of automobile lease payments.

         The following table sets forth all grants of stock options to each of the named executive officers of the Company during the fiscal year ended December 31, 1996.

                        Option Grants in Last Fiscal Year


                      Number of Shares of            Per Cent of Total
                      Common Stock Underlying        Options Granted to
                      Options Granted                Employees in Fiscal        Exercise Price    Expiration Date
         Name                                        Year
----------------------------------------------------------------------------------------------------------------------

Dean Sloane                          0               ---                        ---               ---
Craig Sloane                      10,000             14.5%                      $4.3125*          May 28, 2006

----------
* Such options were priced at $8.00 per share when granted on May 29, 1996, but were repriced to $4.3125 on November 11, 1996

         The following table sets forth information as to options exercised by each of the named executives during the fiscal year ended December 31, 1996 and the value of in-the-money options held by such executives at December 31, 1996.

     Option Exercises in Last Fiscal Year and Fiscal Year End Option Values


                  Number of Shares
                  of Common Stock                  Number of Shares of Common Stock
                  Acquired on            Value     Underlyng Unexercised Options at
      Name        Exercise             Realized    12/31/96                              Value of In-the-Money Options at 12/31/96
      ----        ----------------    ----------   ---------------------------------     ------------------------------------------

                                                   Exercisable       Unexercisable         Exercisable        Unexercisable
                                                   -----------       -------------         -----------        -------------

Dean Sloane               --              --            0                  0                 --                   --
Craig Sloane              --              --         90,000              5,000            $179,350                 0

------------------------
* Value is based on the excess of the closing bid price of the Company's Common Stock as of December 31, 1996 ($3.00 per share) over the option price of the in-the-money options.

Employment Agreements

         Upon consummation of the Public Offering, the Company entered into an employment agreement with Dean L. Sloane, President and Chief Executive Officer of the Company. The agreement has a three-year term which renews for an additional year on each anniversary of the agreement, and provides for an annual base compensation of $225,000, with annual increases based on a published cost of living index. In addition, Mr. Sloane is entitled to such bonuses as may be awarded by the Board in its discretion. The agreement calls for payment of benefits, including life insurance and automobile expenses, similar to that received prior to execution of the agreement. In the event the Company terminates Mr. Sloane's employment without cause or Mr. Sloane terminates the agreement for "good reason" (as defined in the agreement), the Company has agreed to pay to Mr. Sloane as severance, an amount equal to Mr. Sloane's monthly salary multiplied by the greater of (i) the number of months remaining between the date of termination and the then expiration date of the agreement, and (ii) twelve. The Company is the beneficiary of a $1.0 million key man life insurance policy with respect to Mr. Sloane. The agreement also contains a non-competition provision covering the term of the agreement plus one year following termination.

         Upon consummation of the Public Offering the Company also entered into an employment agreement with Craig V. Sloane, Vice President-Operations of the Company. The agreement has a three-year term which renews for an additional year on each anniversary of the agreement, and provides for an annual base compensation of $85,000 subject to increase at least 5% per year. The agreement calls for payment of benefits including health insurance and automobile expenses. The agreement also contains a non-competition provision covering the term of the agreement plus one year following termination.

Stock Option Plans

         The Company has adopted a 1992 Employee Stock Option Plan (the "Employee Plan") for officers, employees, and consultants of the Company or any of its subsidiaries. In February 1996 the Board of Directors authorized the amendment of the Plan subject to stockholder approval, increasing the number of shares subject to the Plan from 263,500 shares of the Company's Common Stock to 750,000 shares. As of the date hereof, 234,000 of such options have been granted.

         The Employee Plan is administered by a Stock Option Committee (the "Committee"), consisting of two disinterested members of the Board of Directors. In general, the Committee will select the persons to whom options will be granted and will determine, subject to the terms of the Employee Plan, the number, the exercise period and other provisions of such options. The options granted under the Employee Plan will be exercisable in such installments as may be provided in the grant.

         Options granted to employees may be either incentive stock options under the Internal Revenue Code ("ISOs") or non-ISOs. The Committee may determine the exercise price provided that in the case of ISOs, such price may not be less than 100% (110% in the case of ISOs granted to holders of 10% of the voting power of the Company's stock) of the fair market value (as defined in the Employee Plan) of the Company's Common Stock at the date of grant. The aggregate fair market value (determined at time of option grant) of stock with respect to which ISOs become exercisable for the first time in any year cannot exceed $100,000.

         The options are evidenced by a written agreement containing the above terms and such other terms and conditions consistent with the Plan as the Committee may impose. Each option, unless sooner terminated, shall expire no later than 10 years (five years in the case of ISOs granted to holders of 10% of the voting power of the Company's stock) from the date of the grant, as the Committee may determine. The Committee has the right to amend, suspend or terminate the Employee Plan at any time, provided, however, that unless ratified by the Company's stockholders within 12 months thereafter, no amendment or change in the Employee Plan will be effective: (a) increasing the total number of shares which may be issued under the Employee Plan; (b) reducing below fair market value on the date of grant the price per share at which any option which is an ISO may be granted; (c) extending the term of the Employee Plan or the period during which any option which is an ISO may be granted or exercised; (d) altering in any way the class of persons eligible to participate in the Employee Plan; (e) materially increasing the benefits accruing to participants under the Employee Plan; or (f) with respect to options which are ISOs, amending the Employee Plan in any respect which would cause such options to no longer qualify for incentive stock option treatment pursuant to the Internal Revenue Code of 1986.

Compensation of Directors

         Directors who are not employed by the Company will be paid a fee of $1,000 for each board of directors meeting attended and $500 for each committee meeting attended. All directors are reimbursed for expenses incurred on behalf of the Company.

         The Company has adopted a 1994 Directors' Stock Option Plan (the "Directors' Plan") for non-employee directors of the Company and any of its subsidiaries. The Directors' Plan authorizes the granting of stock options to purchase an aggregate of 50,000 shares of the Company's Common Stock. Options granted under the Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The Directors' Plan provides for the automatic grant to each of the Company's non-employee directors of options to purchase 1,000 shares (increased to 5,000 shares commencing 1997) of Common Stock on the first day of the Company's fiscal year. Each director received 5,000 options in lieu of 1997 options on November 11, 1996. The options will have an exercise price of 100% of the fair market value of the Common Stock on the date of grant, have a ten (10) year term and become exercisable in two (2) equal annual installments commencing on the first anniversary of the grant thereof. The options may be exercised by payment in cash of the full option exercise price. At the discretion of the Board, the exercise price may be paid by tendering of shares of Common Stock having a fair market value equal to the option exercise price or by tendering cash in an amount equal to the aggregate par value of the shares being purchased, together with an interest bearing note for the remainder of the purchase price in form, and having terms satisfactory to the Board, in its sole discretion.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of the Common Stock as of December 31, 1996 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

     Name and address of             Number of Shares             Percentage
      Beneficial Owner              Beneficially Owned             of Class
      ----------------              ------------------             --------


Dean L. Sloane                         1,380,596(1)                 28.9%
45 Morris Street
Yonkers, N.Y. 10705

Craig V. Sloane                           90,000(2)                  1.9%
45 Morris Street
Yonkers, N.Y. 10705

Bernard M. Kruger                        114,400(3)                  2.4%
170 East 78th Street
New York, N.Y. 10021

Lucius J. Riccio                           4,000(3)                    *
315 East 69th Street
New York, N.Y. 10021

All directors and                      1,616,496(4)                 33.0%
executive officers as
a group (6 persons)

----------
*        Less than 1%

(1) Does not include 100,000 shares owned by Mary K. Sloane, Dean L. Sloane's wife. Dean L. Sloane disclaims beneficial ownership of such shares.

(2) Includes 90,000 shares of the Company's Common Stock subject to presently exercisable options.

(3) Includes 4,000 shares of the Company's Common Stock subject to presently exercisable options.

(4)      Includes 123,000 shares subject to presently exercisable options.



Item 12. Certain Relationships and Related Transactions

         Not Applicable.

Item 13.     Exhibits and Reports on Form 8-K

      a)     Exhibits


 3.01      --   Restated Certificate of Incorporation of the Company.(1)
 3.02      --   Amended and Restated By-Laws of the Company.(1)
 4.01      --   Specimen Certificate representing the Common Stock, par value
                $.001 per share.(1)
10.01      --   Employee Stock Option Plan.*(1)
10.02      --   Form of Employee Stock Option Agreement.*(1)
10.03      --   Directors' Stock Option Plan.(1)
10.04      --   Form of Director Stock Option Agreement.(1)
10.05      --   Employment Agreement entered into between the Company and
                Dean L. Sloane.*(1)
10.06      --   Form of Employment Agreement entered into between the
                Registrant and Craig V. Sloane.*(1)
10.07      --   Lease dated November 29, 1993 by and between D.S.
                Corporation and 45 Morris Street Corporation.(1)
10.08      --   Indemnification Agreement entered into between the Company and each of its directors.(1)
10.09+     --   Agreement dated as of January, 1994 between the Company and
                Beth Abraham Hospital.(1)
10.10+     --   Agreement dated as of January 1, 1994 between the Company
                and Beth Abraham Hospital.(1).
10.11(i)   --   Warrants to purchase 30,000 shares issued to the Equity Group exercisable immediately.(2)
     (ii)  --   Warrant to purchase 30,000 shares issued to the Equity Group exercisable November 1995.(2)
10.12      --   Asset Purchase Agreement dated September 25,1995 between
                the Company and Medical Transportation Corporation (3)
10.13      --   Credit Agreement, dated as of December 18, 1996, among the
                Company, Atlantic Bank of New York, Fleet Bank, N.A. and
                Israel Discount Bank of New York, including collateral
                documents.
21.01      --   Subsidiaries of the Company.(1)
23.01      --   Consent of Richard A. Eisner & Company, LLP

-------------
+Confidential treatment has been requested for the deleted portion of this document.

*Management contract or compensatory plan or arrangement.

(1) Such Exhibits were filed with the Company's Registration Statement (File No. 33-80338) declared effective September 30, 1994 and are incorporated herein by reference.

(2) Such Exhibits were filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 and are incorporated herein by reference.

(3) Such Exhibit was filed with the Company's Current Report on Form 8-K, dated November 1, 1995, and is incorporated herein by reference.

         (b)      Reports on Form 8-K

                  None

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES



                                  - I N D E X -

                                                              PAGE
                                                             NUMBER
                                                             ------

REPORT OF INDEPENDENT AUDITORS                                F-2


CONSOLIDATED BALANCE SHEET AS AT
DECEMBER 31, 1996                                             F-3


CONSOLIDATED STATEMENTS OF INCOME FOR
THE YEARS ENDED DECEMBER 31, 1996 AND
DECEMBER 31, 1995                                             F-4


CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
DECEMBER 31, 1996 AND DECEMBER 31, 1995                       F-5


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE YEARS ENDED DECEMBER 31, 1996 AND
DECEMBER 31, 1995                                             F-6


NOTES TO FINANCIAL STATEMENTS                                 F-7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Community Medical Transport, Inc.


         We have audited the accompanying consolidated balance sheet of Community Medical Transport, Inc. and subsidiaries (the "Company") as at December 31, 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Community Medical Transport, Inc. and subsidiaries at December 31, 1996, and the consolidated results of their operations, and their consolidated cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Richard A. Eisner & Company, LLP
------------------------------------

New York, New York
February 28, 1997
(with respect to
Note G[2] March
24, 1997)
                                       F-2

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             AS AT DECEMBER 31, 1996



                                   A S S E T S

Current assets:
   Cash .........................................................    $ 1,037,000
   Short-term investments (Note B[5]) ...........................      1,733,000
   Accounts receivable - trade, less allowance for
     doubtful accounts of $334,000  .............................      5,071,000
   Prepaid insurance ............................................        608,000
   Prepaid income taxes .........................................        213,000
   Other current assets .........................................        873,000
                                                                     -----------
          Total current assets ..................................      9,535,000

Property, equipment and leasehold improvements - net
   (Notes B[2] and C) ...........................................      3,047,000
License - net (Note B[3]) .......................................        605,000
Customer lists - net (Notes B[3] and J) .........................      2,993,000
Other assets ....................................................      1,379,000
Goodwill - net (Notes B[3] and J) ...............................      5,290,000
Covenant not to compete, net ....................................        167,000
                                                                     -----------

          T O T A L .............................................    $23,016,000
                                                                     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt (Note E) ...................    $ 1,495,000
   Accounts payable and accrued expenses ........................      2,204,000
   Deferred taxes payable (Note F)  .............................        852,000
                                                                     -----------
          Total current liabilities .............................      4,551,000

Long-term debt - net of current portion (Note E)  ...............      5,136,000
Deferred taxes payable (Note F) .................................        119,000
                                                                     -----------
          Total liabilities .....................................      9,806,000
                                                                     -----------

Commitments and other matters (Notes E, H and I)

Stockholders' equity (Note G):
   Preferred stock, 4% cumulative, $.001 par value,
     5,000,000 shares authorized, 12,500 shares designated
     as Series A and B convertible preferred stock, 2,423
     Series B shares issued and outstanding (liquidation
     value of $2,423,000)
   Class A nonvoting common stock, $.001 par value,
     10,000,000 shares authorized, none issued
   Common stock, $.001 par value, 20,000,000 shares
     authorized, 4,770,940 shares issued and outstanding ........          5,000
   Capital in excess of par value ...............................     12,322,000
   Retained earnings ............................................        883,000
                                                                     -----------
          Total stockholders' equity ............................     13,210,000
                                                                     -----------

          T O T A L .............................................    $23,016,000
                                                                     ===========


                 The accompanying notes to financial statements
                          are an integral part hereof.

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                              Year Ended
                                                             December 31,
                                                      -------------------------
                                                          1996          1995
                                                      -----------    ----------

Net revenue (Note H) ...............................  $15,532,000    $6,653,000
                                                      -----------    ----------

Expenses:
   Salaries and benefits ...........................    6,779,000     2,571,000
   Fleet maintenance ...............................    1,207,000       520,000
   Insurance .......................................    1,059,000       536,000
   Rent ............................................      257,000        87,000
   Depreciation and amortization ...................      517,000       217,000
                                                      -----------    ----------

          Total operating expenses .................    9,819,000     3,931,000
                                                      -----------    ----------

          Gross profit .............................    5,713,000     2,722,000

Selling, general and administrative expenses .......    4,740,000     1,760,000
                                                      -----------    ----------

Income from operations .............................      973,000       962,000

Other income (Note M)  .............................       42,000

Interest income ....................................      140,000       151,000

Interest expense ...................................     (463,000)      (71,000)
                                                      -----------    ----------

Income before provision for income taxes ...........      692,000     1,042,000
                                                      -----------    ----------

Provision for income taxes:
   Current .........................................       91,000
   Deferred ........................................      207,000       450,000
                                                      -----------    ----------

                                                          298,000       450,000
                                                      -----------    ----------

NET INCOME .........................................  $   394,000    $  592,000
                                                      ===========    ==========

Net income available to common shareholders ........  $   357,000    $  592,000
                                                      ===========    ==========

Net income per share ...............................  $       .10    $      .19
                                                      ===========    ==========

Weighted average number of common and common
   equivalent shares outstanding used in
   computing earnings per share ....................    3,419,200     3,145,300
                                                      ===========    ==========







                 The accompanying notes to financial statements
                          are an integral part hereof.

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                              4% Cumulative
                                                Dividend
                                               Convertible
                                             Preferred Stock
                                           ------------------      Common Stock       Capital in    Retained
                                           Series A  Series B  --------------------   Excess of     Earnings
                                            Shares    Shares    Shares      Amount    Par Value     (Deficit)       Total
                                           --------  --------  --------     -------   ----------    ----------     ------

Balance - December 31, 1994 ...........                       3,002,866    $3,000    $ 4,428,000    $(103,000)   $ 4,328,000


Net income ............................                                                               592,000        592,000


Exercise of common stock
   warrants ...........................                          30,805                  165,000                     165,000
                                                              ---------    ------    -----------    ---------      ---------


Balance - December 31, 1995 ...........                       3,033,671     3,000      4,593,000      489,000      5,085,000


Net income ............................                                                               394,000        394,000


Exercise of common stock
   warrants ...........................                          79,280                  476,000                     476,000


Offering of common stock ..............                         277,348                1,337,000                   1,337,000


Offering of convertible
   preferred stock ....................  3,437.5     5,000                             5,918,000                  5,918,000


Conversion of preferred stock
   into common stock .................. (3,437.5)   (2,577)   1,380,641     2,000         (2,000)                      - 0 -
                                        --------    ------    ---------    ------    -----------    ---------    -----------



BALANCE - DECEMBER 31, 1996 ...........    - 0 -     2,423    4,770,940    $5,000    $12,322,000    $ 883,000    $13,210,000
                                        ========    ======    =========    ======    ===========    =========    ===========



                 The accompanying notes to financial statements
                          are an integral part hereof.

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                    Year Ended
                                                                                                    December 31,
                                                                                             --------------------------
                                                                                                 1996              1995
                                                                                             -----------    -----------


Cash flows from operating activities:
   Net income ............................................................................   $   394,000    $   592,000
   Adjustments to reconcile net income to cash (used in)
     operating activities:
       Depreciation and amortization expense .............................................       759,000        217,000
       Imputed interest on note payable ..................................................        44,000
       Increase in deferred taxes payable ................................................       207,000        450,000
       Changes in operating assets and liabilities:
         (Increase) in accounts receivable ...............................................    (2,205,000)    (1,885,000)
         (Increase) in prepaid insurance and other
           current assets ................................................................    (1,055,000)       (49,000)
         (Increase) in other assets ......................................................      (881,000)      (405,000)
         Increase in accounts payable and accrued expenses ...............................     1,643,000        116,000
         (Increase) in prepaid income taxes ..............................................       (73,000)      (172,000)
                                                                                             -----------    -----------

           Net cash (used in) operating activities .......................................    (1,167,000)    (1,136,000)
                                                                                             -----------    -----------

Cash flows from investing activities:
   Acquisition of customer lists .........................................................                     (242,000)
   Acquisition of equipment - net of disposals ...........................................    (1,111,000)      (851,000)
   Decrease in related parties receivables ...............................................                       20,000
   Acquisition of businesses (Note J)  ...................................................    (4,978,000)      (689,000)
   Decrease in short-term investments ....................................................       323,000        897,000
                                                                                             -----------    -----------

           Net cash (used in) investing activities .......................................    (5,766,000)      (865,000)
                                                                                             -----------    -----------

Cash flows from financing activities:
   Proceeds of bank borrowings ...........................................................     7,122,000      1,897,000
   Principal repayments of bank borrowings ...............................................    (6,878,000)      (261,000)
   Principal payments on capital lease obligations .......................................       (30,000)       (58,000)
   Net proceeds from issuance of common stock ............................................     1,337,000
   Net proceeds from issuance of preferred stock .........................................     5,918,000
   Net proceeds from exercise of common stock warrants ...................................       476,000        165,000
                                                                                             -----------    -----------

           Net cash provided by financing activities .....................................     7,945,000      1,743,000
                                                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH ..........................................................     1,012,000       (258,000)

Cash - beginning of year .................................................................        25,000        283,000
                                                                                             -----------    -----------

CASH - END OF YEAR .......................................................................   $ 1,037,000    $    25,000
                                                                                             ===========    ===========

Supplementary disclosures of cash flow information:
  Cash paid during the year for:
     Interest ............................................................................   $   386,000    $    65,000
     Taxes ...............................................................................       309,000         71,000

Supplementary disclosures of noncash investing and financing activities:
     Acquisition of property and equipment ...............................................   $   818,000    $   233,000
     Acquisition of intangibles ..........................................................     8,015,000        855,000
     Notes payable in connection with acquisition of
       business ..........................................................................    (3,855,000)      (399,000)
                                                                                             -----------    -----------

     Cash paid to acquire assets .........................................................   $ 4,978,000    $   689,000
                                                                                             ===========    ===========

                 The accompanying notes to financial statements
                          are an integral part hereof.

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - Organization and Basis of Presentation:

         The accompanying financial statements include the accounts of Community Medical Transport, Inc. (the "Company") and its five wholly owned subsidiaries, Community Ambulette Service, Inc. ("Ambulette"), First Help Ambulance and Ambulette Inc. ("First Help"), Empire Ambulance and Ambulette Inc. ("Empire"), Century Ambulance and Ambulette, Inc. ("Century") and Elite Ambulance and Medical Coach, Inc. ("Elite") (collectively the "Companies"). All intercompany balances and transactions have been eliminated in consolidation.

         The Company provides specialized transportation for the handicapped and disabled, mentally retarded, elderly and chronically ill to and from day treatment centers, day care programs, hospitals, nursing homes and other health care facilities in the New York metropolitan area. This service is provided in ambulettes, which are specialized vans that contain wheelchair lifts or ramps.

         The Company also provides emergency and nonemergency ambulance transportation of patients who require basic medical care or supervision during transport to and from hospitals, nursing homes and other health care facilities.


(NOTE B) - Significant Accounting Policies:

         Significant accounting policies in the preparation of the financial statements are as follows:

         [1]      Revenue recognition:

                  Revenue is recognized on the date of transportation. Revenue is reported at the realizable amount from patients, third-party payers and others under contractual arrangements.

         [2]      Property, equipment and leasehold improvements:

                  Property, equipment and leasehold improvements are stated at cost. The Company computed depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

           Ambulette and Ambulance fleet . .  5 -  7 years
           Machinery, equipment and office
              furniture. . . . . . . . . . .  3 - 10 years
           Leasehold improvements. . . . . .  Life of lease or
                                                assets, if shorter


(continued)

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Significant Accounting Policies:  (continued)

         [3]      Intangible assets:

                  Intangible assets consist of goodwill, licenses, customer lists and covenants not to compete. The goodwill is being amortized on a straight-line basis over twenty five years. The licenses are being amortized on a straight-line basis over forty years. The customer lists are being amortized using the straight-line method over the period of expected benefit which is from five to ten years. The covenants not to compete are being amortized using the straight-line method over the period of the covenants which is three years. Intangible assets are evaluated periodically, and adjusted if necessary, if events and circumstances indicate that the carrying amount is impaired.

         [4]      Income taxes:

                  The Company's income tax accounting method has automatically changed from the cash method of accounting to the accrual method in compliance with Internal Revenue Code ("IRC") Section 448. In accordance with IRC Section 448 the Company has elected to recognize the impact of such change over a four-year period commencing January 1, 1996.

                  The Company applies Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting asset or liability is adjusted to reflect changes in the tax laws as they occur.

         [5]      Short-term investments:

                  Short-term investments consist primarily of United States government obligations with original maturities less than one year when purchased. These investments are readily convertible to cash and are accounted for as available for sale securities. Such investments are stated at fair value which approximates cost.

         [6]      Net income per share:

                  Net income per share amounts were computed by dividing net income after deduction of cumulative preferred stock dividends of $37,000 in 1996 by the weighted average number of common stock and common stock equivalents outstanding during the years. Common stock equivalent shares are excluded from the calculation when they are not dilutive. For 1996 and 1995 the computation of fully diluted net income per share was not dilutive. During February 1997, the Financial Accounting Standards Board issued Statement No. 128 which will require computing net income per share on a simplified basis. Basic net income per share will exclude dilution effective for the December 31, 1997 financial statements.

(continued)

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Significant Accounting Policies:  (continued)

         [7]      Estimates:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

         [8]      Stock-based compensation:

                  During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income had the fair value of the opinions been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans (see Note G to the financial statements for further information).

         [9]      Impairment of long-lived assets:

                  The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS No. 121") during the year. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable assets, and goodwill related to those assets. There was no effect of adoption of SFAS No. 121 on the financial statements.

       [10]       Fair value of financial instruments:

                  The carrying value of the Company's cash, short-term investments, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of long-term debt approximates the carrying amount as the current rates on similar instruments is similar to the effective rates.

       [11]       Reclassification:

                  Certain items in the prior year have been reclassified to conform to the current year's presentation.

(continued)

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE C) - Property, Equipment and Leasehold Improvements:

         Property, equipment and leasehold improvements consist of the following:


          Ambulette and ambulance fleet .......................   $3,115,000
          Machinery, equipment and
             office furniture .................................    1,046,000
          Leasehold improvements ..............................      218,000
                                                                  ----------

                                                                   4,379,000
          Less accumulated depreciation
             and amortization .................................    1,332,000
                                                                  ----------

                    T o t a l .................................   $3,047,000
                                                                  ==========


(NOTE D) - Leases:

         The Company is obligated under noncancelable operating leases for premises and equipment expiring in various years through the year 2005.

                  Future minimum lease payments are as follows:

                       1997. . . . . . . . . . . .  $  584,000
                       1998. . . . . . . . . . . .     405,000
                       1999. . . . . . . . . . . .     354,000
                       2000. . . . . . . . . . . .     314,000
                       2001. . . . . . . . . . . .     281,000
                       Thereafter. . . . . . . . .     235,000
                                                    ----------

                                 T o t a l . . . .  $2,173,000
                                                    ==========

         Rent expense for the years ended December 31, 1996 and December 31, 1995 was approximately $282,000 and $87,000, respectively.

(continued)

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE E) - Long-Term Debt:

         Long-term debt consists of the following:


$6,500,000 Revolving Credit Note to bank, collateralized principally by all accounts receivable, inventory and equipment, bearing interest at prime
      rate plus 1/2% (8.75% at December 31, 1996), due December 18, 1998 .......................   $3,600,000   (1)
Note payable to bank, collateralized principally by all
      accounts receivable, inventory and equipment, bearing interest at the prime rate plus 1/2%, (8.75% at December 31, 1996), payable in quarterly
      principal payments of $166,666 due December 18, 1999 .....................................    2,000,000   (1)
Note payable to Jenco Ambulette Service Inc., (net of imputed interest at 9%) payable in quarterly principal payments of
      $16,667 due June 15, 1999 (see Note J[3])  ...............................................      148,000
Note payable to A-1 Ambulance Service Inc., bearing interest at 8.25%, payable in quarterly principal payments of
      $18,125 due June 12, 1998 (see Note J[4])  ...............................................      109,000
Note payable for acquired businesses with an effective
      interest rate of 8.25% payable in quarterly principal
      payments of $22,500 due June 12, 1998  ...................................................      134,000
Note payable to Elite Ambulance and Medical Coach Inc.,
      (selling corporation) bearing interest at 8%, due on
      August 22, 1997 (see Note J[6])  .........................................................      380,000
Note payable to Medical Transportation Corporation,
      (net of imputed interest at 9%), due October 31, 1997
      (see Note J[1])  .........................................................................      212,000
Notes payable for vehicles collateralized by the underlying
      vehicles, bearing interest at 9.9 - 12.8%, payable in
      monthly payments of $1,097 due October 20, 2001  .........................................       48,000
                                                                                                   ----------
                                                                                                    6,631,000
Less current maturities ........................................................................    1,495,000
                                                                                                   ----------

                      T o t a l ................................................................   $5,136,000
                                                                                                   ==========

         Future principal payments of long-term debt are as follows:


   1997  ................................................   $1,495,000
   1998  ................................................    4,424,000
   1999  ................................................      691,000
   2000  ................................................       11,000
   2001  ................................................       10,000
                                                            ----------

                                                            $6,631,000
                                                            ==========

(continued)

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE E) - Long-Term Debt:  (continued)

         (1) The Company's revolving credit agreement dated December 18, 1996 permits borrowings by the Company of up to $6,500,000 through December 18, 1998 for general working capital purposes. In addition, the agreement permits borrowings under separate facilities of a $1,500,000 line of credit for fixed asset acquisitions, and a $2,000,000 term note financing existing equipment and refinancing of existing bank debt. Borrowings under these agreements are secured by substantially all property, plant and equipment, inventory and accounts receivable, as well as a $1,000,000 personal guarantee of the president of the Company. The agreement imposes certain restrictions on borrowings, prohibits the payment of dividends and requires the Company to meet certain net worth and working capital requirements and other financial ratios.


(NOTE F) - Income Taxes:

         The differences between the tax provision and the amount that would be computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:


                                                              Year Ended
                                                              December 31,
                                                        ----------------------
                                                           1996         1995
                                                        ---------    ---------

   Income tax provision at 34% ......................   $ 235,000    $ 354,000
   Nondeductible items ..............................      51,000       14,000
   State and local taxes, net
      of federal benefit ............................      49,000       82,000
   Other ............................................     (37,000)
                                                        ---------    ---------

                                                        $ 298,000    $ 450,000
                                                        =========    =========

         Temporary differences which give rise to the net deferred tax liability are as follows:


     Deferred tax liabilities:
        Unrecognized prior year differences
          between the accrual basis of accounting
            and the cash basis of accouting
            (see Note B[4]) .....................   $  (996,000)

        Depreciation on property, equipment
           and leasehold improvements ...........      (119,000)
                                                    -----------

                                                     (1,115,000)
     Deferred tax asset:
        Bad debt reserve ........................       144,000
                                                    -----------

     Net deferred tax liability .................   $  (971,000)
                                                    ===========


(continued)

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE G) - Stockholders' Equity:

         [1]      Public offering:

                  In October 1994, the Company completed a public offering of 1,136,200 units at $4 per unit, each unit consisting of one share of common stock and one redeemable "Warrant" pursuant to a registration statement which was declared effective by the Securities Exchange Commission on October 1, 1994, resulting in net proceeds of $3,343,000.

                  In addition the Company issued to the underwriters a warrant to purchase 100,000 units at $5.80 per unit through September 30, 1999. Such units are identical to those sold in the public offering.

                  The warrants are exercisable into one share of common stock, at a price of $6.00 per share, for a period of five years commencing with the effective date of the public offering. The warrants are redeemable at a price of $.10 per warrant, if the closing bid quotation of the Company's common stock is in excess of $8.00 per share for twenty consecutive trading days.

                  In November 1994, the Company issued warrants to purchase 60,000 shares of common stock at $5.00 per share to its public relations firm.

         [2]      Security offerings:

                  On May 31, 1996, the Company completed a private placement of 277,348 shares of common stock at a price of $6.40 per share, for net proceeds of approximately $1,337,000. The placement agent of such offering received a commission, a nonaccountable expense allowance, warrants to purchase up to 138,674 shares of common stock at $10.00 per share and unit purchase options to purchase up to 27,734 units at $7.68 per unit. Each unit consists of one share of common stock and one-half of a warrant, each full warrant entitling the holder to purchase one share of common stock at $10.00 per share.

                  On July 31, 1996 and August 7, 1996, the Company completed an equity financing from foreign investors, for 3,437.5 shares of Series A convertible preferred stock with a liquidation value of $3,437,000 and 5,000 shares of Series B convertible preferred stock with a liquidation value of $5,000,000, respectively, for net proceeds of approximately $5,918,000. The preferred stockholders of each series is entitled to a 4% cumulative dividend on the stated liquidation value, and each share is convertible into shares of common stock at the lower of the market value for the five trading days prior to conversion or $7.00 per share, and will automatically convert on

(continued)

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE G) - Stockholders' Equity:  (continued)

         [2]      Security offerings:  (continued)

July 31, 1998. All fees and commissions associated with such offerings are recorded against paid in capital. All of the Series A have been converted into common stock as of December 31, 1996 and 2,577 shares of Series B have been converted into common stock. The liquidation value of Series B is $2,423,000. In connection with such foreign financing, warrants to purchase up to 135,000 shares of common stock at $5.00 per share have been issued to a designee of a consultant.

                  Subsequent to the balance sheet date, 467.5 shares of preferred stock were converted into 145,286 common shares with 1955.5 shares remaining to be converted. Subsequent to the above conversion, the Board of Directors authorized the adoption of 7,500 shares of the Corporation to be designated as Series BB preferred stock. Series BB shall have the same rights and preferences as Series B except as follows: eleven percent of each outstanding share shall be convertible into common stock at any time after April 1, 1997 with an additional eleven percent of each outstanding share to be convertible on the first day of the next seven months and the final twelve percent to be convertible at any time after December 1, 1997. All outstanding shares will automatically convert on July 31, 1998.

                  The conversion will be based upon the liquidation value of the preferred stock and will be exchangeable at $3.50 per share. Then, the remaining 1955.5 shares of Series B preferred stock were exchanged for 1955.5 shares of Series BB preferred stock and 150,000 common stock purchase warrants. These warrants are exercisable at an initial exercise price of $4.00 per share, provided, however, that the purchase price may be adjusted under certain circumstances. The expiration date of the common stock purchase warrant is November 18, 2000.

         [3]  Stock option plans:

                  The Company applies APB 25 in accounting for its employee stock option plans and accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of the grant. The effect of applying SFAS No. 123 on 1996 and 1995 pro forma net income as stated below is not necessarily representative of the effects on reported net income for future years due to, among other things: (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net

(continued)

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE G) - Stockholders' Equity:  (continued)

         [3]  Stock option plans:  (continued)

income in 1996 and 1995 would have been approximately $204,000 and $553,000 or $.05 per share and $.18 per share, respectively. The fair value of the options granted during 1996 and 1995 are estimated as $2.95 and $4.04 per share, respectively, on the date of grant using the Black Scholes option pricing model with the following assumptions: dividend yield 0%, volatility of 45%, risk free interest rate of 6.2% for 1996 and 6.5% for 1995 and expected life of 10 years.

                  The 1992 Employees Stock Option Plan (the "Plan") provides for the granting of options to purchase up to 263,500 shares of the Company's common stock at a price for the incentive options, not less than the fair market value of the common stock on the date of grant. In August 1996, an amendment was approved to increase the number of shares available for issuance by 486,500 options to 750,000 options. The vesting period of the options is determined by the Board of Directors and is generally one year. Outstanding options expire after ten years.

                  The Plan is currently administered by a Stock Option Committee (the "Committee"), consisting of two members of the Board of Directors. The options granted under the Plan will be exercisable in such installments as may be provided in the grant.

                  Options granted to employees may be either incentive stock options under the Internal Revenue Code ("ISOs") or non-ISOs. The Committee may determine the exercise price provided that in the case of ISOs, such price may not be less than 100% (110% in the case of ISOs granted to holders of 10% of the voting power of the Company's stock) of the fair market of the Company's common stock at the date of grant. The aggregate fair market value (determined at time of option grant) of stock with respect to which ISOs become exercisable for the first time in any year cannot exceed $100,000.

                  Each option, unless sooner terminated, shall expire no later than 10 years (five years in the case of ISOs granted to holders of 10% of the voting power of the Company's stock) from the date of the grant. In 1992 options for 150,000 shares exercisable at $.89 per share have been granted by the Company. In 1995, 15,000 options were granted to executives of the Company. In 1996, 113,000 options were granted to certain employees of the Company, including prior options that were canceled and reissued as of November 11, 1996.

(continued)

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE G) - Stockholders' Equity:  (continued)

         [3]  Stock option plans:  (continued)

                  Additional information with respect to options issued to employees under the Plan activity is summarized as follows:


                                                                        Year Ended December 31,
                                                    ----------------------------------------------------------------
                                                               1996                                1995
                                                    ----------------------------        ----------------------------
                                                                       Weighted-                           Weighted-
                                                                        Average                             Average
                                                                       Exercise                            Exercise
                                                    Shares               Price          Shares               Price
                                                    ------               -----          ------               -----

Outstanding at beginning
   of year .....................................    165,000            $   1.40         150,000           $    .89
Options granted ................................    113,000                5.30          15,000               6.50
Options canceled ...............................    (44,000)               7.25
                                                    -------                             -------

Outstanding at the end
   of year .....................................    234,000            $   2.19         165,000           $   1.40
                                                    =======                             =======

Options exercisable at
   year-end ....................................    192,000            $   1.68         157,000           $   1.16
                                                    =======                             =======

         The following table summarizes information about stock options to employees at December 31, 1996:


                                              Options Outstanding                              Options Exercisable
                              -------------------------------------------------           ----------------------------
                                                    Weighted-
                                                     Average
                                                    Remaining           Weighted-                              Weighted-
                                                   Contractual           Average                                Average
        Range of                Number                 Life              Exercise            Number            Exercise
     Exercise Price           Outstanding           (In Years)            Price           Exercisable            Price
     --------------           -----------           ----------            -----           -----------            -----
          $ .89                 150,000                7.7               $ .89              150,000               $ .89
     $3.19 to $4.75              74,000                9.5                4.23               37,000                4.23
          $6.50                  10,000                9.6                6.50                5,000                6.50
                               --------                                                    --------

                                234,000                8.4               $2.19              192,000               $1.68
                               ========                                                    ========

         At December 31, 1996 516,000 options were available for future grant under the Plan.

(continued)

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE G) - Stockholders' Equity:  (continued)

         [3]  Stock option plans:  (continued)

                  In June 1994, the Company adopted a directors' stock option plan (the "Directors' Plan") for directors of the Company or any of its affiliated companies. The Directors' Plan authorizes the granting of stock options to purchase an aggregate of not more than 50,000 shares of the Company's common stock. Each director of the corporation who is not an employee of the corporation shall be eligible for options under this plan. Options to purchase 1,000 shares of stock shall automatically be granted under the Directors' Plan each year on the first day of the Company's fiscal year, commencing January 1, 1995, to each eligible director. Each option granted shall be exercisable as to 50% of the number of shares of stock covered thereby on the first anniversary of the grant of such option and as to the balance on the second anniversary of the grant of such option. The exercise price of each option granted shall be the fair market value of the stock on the date the option is granted. 2,000 options were granted to directors in 1995 and 1996. In November 1996, the Board of Directors authorized the amendment of the Directors' Plan increasing the options to be granted from 1,000 shares each to 5,000 shares each to begin January 1, 1997 with the January 1, 1997 options being granted on November 11, 1996. In addition, the options granted January 1, 1996 were canceled and reissued as of November 11, 1996.

                  Additional information with respect to options issued to outside directors under the Directors' Plan activity is summarized as follows:


                                            Year Ended December 31,
                                 -------------------------------------------
                                       1996                         1995
                                 -----------------        ------------------
                                           Weighted-                 Weighted-
                                            Average                   Average
                                           Exercise                  Exercise
                                 Shares      Price        Shares       Price
                                 ------      -----        ------       -----

Outstanding at beginning
   of year. . . . . . . .        2,000       $4.38
Options granted . . . . .       14,000        4.72         2,000       $4.38
Options canceled. . . . .       (2,000)       7.44
                                ------

Options at end of year. .       14,000       $4.32         2,000       $4.38
                                ======                     =====

Options exercisable at
   year-end . . . . . . .        8,000       $4.33         1,000       $4.38
                                ======                     =====


(continued)

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE G) - Stockholders' Equity:  (continued)

         [3]  Stock option plans:  (continued)

                  The following table summarizes information about stock options to directors outstanding at December 31, 1996:


                                              Options Outstanding                              Options Exercisable
                            ---------------------------------------------------           ----------------------------
                                                    Weighted-
                                                     Average
                                                    Remaining           Weighted-                              Weighted-
                                                   Contractual           Average                                Average
        Range of              Number                   Life              Exercise            Number            Exercise
     Exercise Price         Outstanding             (In Years)            Price           Exercisable            Price
     --------------         -----------             ----------            -----           -----------            -----

          $4.38                2,000                    8                $4.38               2,000              $4.38
          $4.31               12,000                    9                 4.31               6,000               4.31
                              -------                                                        ------

                              14,000                   8.9               $4.35               8,000              $4.33
                              =======                                                        ======

         [4]      Warrants:

                  In December 1995, 30,805 warrants were exercised at $6.00 per unit, resulting in net proceeds of $165,000. During 1996, 79,280 warrants were exercised at $6.00 per unit, resulting in net proceeds of $476,000.


(NOTE H) - Concentration of Risk:

         Revenues from principal sources are as follows:


                                                                 Year Ended
                                                                December 31,
                                                                ------------
                                                                1996   1995
                                                                ----   ----

     Principal customer .....................................    11%    19%
     Medicaid and Medicare ..................................    60     69
     Private insurance and other
        nongovernment agencies ..............................    29     12
                                                                ---    ---

               T o t a l ....................................   100%   100%
                                                                ===    ===

         [1]      Reliance on principal customers:

                  The Company provides services to a principal customer, a hospital and its affiliates, pursuant to two written contracts renewed on January 1, 1994. These four year contracts give the Company the exclusive right to provide medical transportation services for the patients of this customer. The contracts may be terminated by the hospital if the Company fails to perform its obligations thereunder. These contracts can also be renegotiated by the hospital if there is a decrease in services.

(continued)

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE H) - Concentration of Risk:  (continued)

         [2]      Dependence on governmental reimbursement:

                  The Company derives the majority of its revenue from reimbursement by third party payers, particularly Medicaid and Medicare, typically invoicing and collecting payments directly from the third party payer.

                  Reimbursement can be influenced by the financial instability of private third party payers and the budget pressures and cost shifting by governmental payers. A reduction in coverage or reimbursement rates by third party payers could have a material adverse effect on the Company's results of operations.

                  The Company is subject to audits of its Medicaid and Medicare reimbursement claims by third-party fiscal intermediaries and governmental agencies. The Company was the subject of such a review. The Company believes that it has complied with all regulations. The Company believes that the state will make a claim in an amount not to exceed $105,000 for previous payments made to the Company. In the opinion of management adjustments would not be material to the financial position or results of operations of the Company. As a provider of services under the Medicaid and Medicare programs, the Company is also subject to the Medicaid and Medicare fraud and abuse laws.

                  At December 31, 1996, 44% of accounts receivable was due from Medicaid and Medicare, 30% from the hospital facilities which includes its principal customer and its affiliates and 26% from private insurers and other nongovernmental sources.


(NOTE I) - Employment Agreements:

         Upon consummation of the public offering, the Company entered into employment agreements with the President and Vice President of the Company. The agreements with the President has a three year term expiring in 1997 and provides for annual base compensation of $225,000 (subject to annual increases based on a published cost of living index). In the event the Company terminates the employment agreement with the President without cause or if, under certain circumstances, the President terminates the agreement, the Company has agreed to pay termination pay of one years salary at December 31, 1996. The agreement with the Vice President provides for an annual base compensation of $85,000 (subject to annual 5% increases) and has a three year term expiring in 1997. As a normal course of business the Company enters into employment agreements with key personnel that are for less than a three year term.

(continued)

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE J) - Acquisitions:

         [1] On November 1, 1995, the Company acquired 24 ambulettes, a customer list and goodwill for $1,088,000 pursuant to an asset purchase agreement with Medical Transportation Corporation ("Medical").

                  The Company paid $689,000 on or before the closing, with a balance at December 31, 1996 of $212,000 (net of imputed interest of $16,000) to be paid on October 31, 1997.

                  The purchase price was allocated as follows:

                       Vehicles. . . . . . . .  $  233,000
                       Customer lists. . . . .     304,000
                       Goodwill. . . . . . . .     551,000
                                                ----------

                                                $1,088,000
                                                ==========

                  Unaudited pro forma summary of consolidated operations for 1995 assuming the acquisition of Medical had taken place on January 1, 1995 is as follows:

                           Net revenue. . . . . . . . .  $8,106,000
                                                         ==========

                           Net income . . . . . . . . .  $  752,000
                                                         ==========

                           Net income per common share.     $.24
                                                            ====

         [2] In 1995, the Company has recorded $259,000 as customer list in connection with the execution of service agreements with new health care providers. The providers were introduced to the Company by a corporation which the Company intended to acquire. The above amount represents cost of services and advances to and expenses for the benefit of this corporation.

         [3] On May 21, 1996, the Company purchased from an ambulette provider in Brooklyn, New York, (Jenco) equipment and ambulettes for a cash payment of $30,000 and a balance of $200,000 to be paid in twelve equal quarterly installments commencing September 1996. The note is subject to reduction depending upon certain factors, including revenues derived from former customers of the provider.

         [4] On June 12, 1996, the Company completed the acquisition of certain assets from A-1 Ambulance Service Inc. ("A-1") through it's wholly owned subsidiary, Empire. The Company acquired equipment, ambulances, customer lists, a covenant not to compete and goodwill for a cash payment of $425,000 and a balance of $325,000 to be paid in eight quarterly installments commencing September 1996.

(continued)

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE J) - Acquisitions:  (continued)

         [5] On August 15, 1996, the Company acquired certain assets from Hudvalco, Inc. and Harvey H. McGeorge, Inc. (collectively "Hudvalco") and all the outstanding common stock of four entities related to Hudvalco through common ownership, through its wholly owned subsidiary, Century. The Company acquired ambulance equipment, licenses to operate an ambulance business previously conducted by Hudvalco, customer lists and goodwill. The total consideration for the acquisition was $5,950,000, subject to certain adjustments, of which $3,000,000 was paid in cash, approximately $940,000 consisted of the assumption of debt and $2,010,000 consisted of a ninety-day (90) promissory note.

                  Additionally, the Company will acquire all the common stock of Richards Decker Operating Corp., ("RDO"), an entity also related to Hudvalco through common ownership, for $1,150,000. The Company operates RDO under an operating agreement which entitles the Company to the revenues earned and incurs all costs relating to the operations of RDO.

         [6] On August 22, 1996, a wholly owned subsidiary of the Company completed the purchase from Elite Ambulance & Medical Coach, Inc. ("Elite") of ambulettes and certain other assets, including accounts receivable and a license to operate an ambulette service by the State of New Jersey. The assets were acquired pursuant to an asset purchase agreement among the Company, Elite and its shareholders. Elite operated an ambulette service from Orange, New Jersey servicing Essex County, New Jersey and other nearby counties under the name Elite. After the acquisition, the subsidiary changed its name to Elite Ambulance and Medical Coach, Inc. and is operating the acquired ambulette service under the name Elite. The consideration for the acquisition was $760,000 of which half was paid in cash at the closing and the balance pursuant to a one year note (the "Note"). In connection with the acquisition, the Company (i) assumed certain debts related to the assets, including bank indebtedness of approximately $19,500, (ii) entered into a contract with affiliates of Elite to acquire the real estate facility containing Elite's operating facility for approximately $1,200,000 in cash and short-term mortgage notes, and (iii) assumed a lease of such facility until the closing of the real estate contracts of sale. The Company terminated the agreement for the purchase of the property and is negotiating for a long term lease of the facility. The Company has requested return of $360,000 paid as a down payment on the building. The Company is also seeking to renegotiate the purchase price of the assets acquired based on what it believes to be inaccuracies and misrepresentations.

(continued)

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE J) - Acquisitions:  (continued)

         [7] In August 1996 a wholly owned subsidiary purchased from an ambulette provider in New Jersey (First Invalid Coach Services, Inc.) ambulettes, its customer list and goodwill for approximately $109,000. $59,000 was paid at the closing with an estimated amount of $50,000 to be paid in twelve monthly payments based on a percentage of cash receipts generated from the client base. Included in accrued expenses at December 31, 1996 is approximately $35,000 of the balance to be paid.

         [8] Unaudited pro forma summary of consolidated operations for 1996 and 1995 assuming the acquisitions had taken place on January 1, 1995 is as follows:


                                               1996                 1995
                                              ------               ------

          Revenue. . . . . . . . . . .     $23,373,000          $21,058,000
                                           ============         ===========

          Net income . . . . . . . . .     $   651,000          $ 1,204,000
                                           ============         ===========

          Net income per common share.          $.14                 $.38
                                                =====                ====


                                                                                       First
                                                                                      Invalid
         Acquisitions               A-1             Century           Elite            Coach           Jenco              Total
        --------------             -----           ---------         -------          -------         -------            ------

Vehicles and equipment . . .     $  104,000        $  537,000       $  143,000        $ 34,000        $ 30,000        $  848,000
Other current assets . . . .                                           187,000                                           187,000
Customer list. . . . . . . .        153,000         1,991,000          277,000          50,000         212,000         2,683,000
Goodwill . . . . . . . . . .        321,000         3,979,000          597,000          25,000                         4,922,000
Noncompete covenants . . . .        200,000                                                                              200,000
Licenses . . . . . . . . . .        225,000           100,000                                                            325,000
                                -----------       -----------      -----------       ---------        --------        ----------

          Total assets . . .      1,003,000         6,607,000        1,204,000         109,000         242,000         9,165,000

Assumption of liabilities. .                                           166,000                                           166,000
                                -----------       -----------      -----------       ---------       ---------        ----------

          Net assets
            acquired . . . .     $1,003,000        $6,607,000       $1,038,000        $109,000        $242,000        $8,999,000
                                ===========       ===========      ===========       =========       =========        ==========


Notes due former owners. . .     $  325,000        $2,010,000       $  380,000        $ 50,000        $200,000        $2,965,000
Payments . . . . . . . . . .        425,000         3,000,000          400,000          59,000          30,000         3,914,000
Bank note. . . . . . . . . .                          940,000                                                            940,000
Liabilities assumed which
   are recorded as additions
   to the purchase price . .        106,000           419,000           95,000                                           620,000
Acquisition costs. . . . . .        147,000           238,000          163,000                          12,000           560,000
                                -----------       -----------      -----------       ---------       ---------        ----------


                                 $1,003,000        $6,607,000       $1,038,000        $109,000        $242,000        $ 8,999,000
                                ===========       ===========      ===========       =========       =========        ===========



(continued)

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE K) - Pending Acquisitions:

         The Company has signed several definitive agreements to acquire ambulance and ambulette companies in the New York and New Jersey metropolitan area. Closings of the transactions are subject to certain conditions including the ability to arrange financing and due diligence reviews. Included in other assets is approximately $443,000 of acquisition costs.


(NOTE L) - Employee Benefits:

         [1]      401(k) Retirement Savings Plan:

                  In November 1996, the Board of Directors authorized the adoption of a 401(k) Retirement Savings Plan (the "401(k) Plan") with an effective date of adoption of January 1, 1997. The 401(k) Plan covers all employees who meet the 401(k) Plan's eligibility requirements. Eligible employees may elect to defer up to 15% of their yearly compensation. Employer contributions are discretionary. A determination letter has not yet been received from the Internal Revenue Service.

         [2]      Collective bargaining agreement:

                  Prior to the acquisition of "A-1" (see Note J) the Company was not a party to any collective bargaining agreements. The drivers, emergency medical technicians and paramedics of A-1 are party to a collective bargaining agreement and are covered for sick and welfare benefits funded by the employer. The employer makes a monthly contribution for each eligible employee towards the Welfare Fund.

                  Subsequent to the balance sheet date the ambulance drivers located in Yonkers and the ambulette drivers located in Brooklyn and Yonkers voted to be unionized.


(NOTE M) - Management Agreement:

         One of the Company's subsidiaries has entered into a management agreement with an ambulance company to conduct, supervise and manage their daily operations including personnel, finance and accounting, quality control and other day to day functions. The subsidiary will be paid on a "cost-plus" basis. The management fee included in other income represents 10% of the subsidiary's direct and allocated indirect costs in performing services under the agreement. The direct and allocated indirect costs are reimbursable and have been excluded from the results of operations. The agreement is in effect until the closing of a contemplated asset purchase agreement.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Yonkers, State of New York, on the 10th day of April, 1997.

                               COMMUNITY MEDICAL TRANSPORT, INC.


                               By:     /s/ Dean Sloane
                                   ---------------------------------------------
                                                  Dean Sloane,
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signatures                              Capacity                                 Date
----------                              --------                                 ----

         /s/ Dean L. Sloane             Director, President and Chief           April 10, 1997
------------------------------          Executive Officer (Principal
        Dean L. Sloane                  Executive Officer, Principal
                                        Financial and Accounting
                                        Officer)


       /s/ Donald J. Panos              Chief Financial Officer,                April 10, 1997
-----------------------------           Principal Financial Officer
         Donald J. Panos                and Principal Accounting
                                        Officer


   /s/ Bernard M. Kruger                Director                                April 10, 1997
--------------------------
     Bernard M. Kruger

       /s/ Lucius J. Riccio             Director                                April 10, 1997
------------------------------
       Lucius J. Riccio

       /s/ Craig V. Sloane              Director                                April 10, 1997
-----------------------------
       Craig V. Sloane