Form 10KSB/A
period 1996-12-31
COMMUNITY MEDICAL TRANSPORT INC
filed 1997-05-15
CIK 925602

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                 FORM 10-KSB/A-1
(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
For the fiscal year ended December 31,1996
                          ----------------
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the transition period from ___________________ to ______________________

Commission file number   0-24640
                         -------

                        COMMUNITY MEDICAL TRANSPORT, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

            Delaware                                   13-3507464
 -------------------------------        ------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

     45 Morris Street, Yonkers, New York                 10705
------------------------------------------             ----------
  (Address of principal executive offices)             (Zip Code)

Issuer's telephone number 914-963-6666
                          ------------

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                Name of each exchange on which registered
  -------------------                -----------------------------------------
_____________________                ________________________________________

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes....X..... No........

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
                                   ----------
     Issuer's revenues for the year ended December 31, 1996 are $15,532,000.
     The aggregate market value of the voting stock held by nonaffiliates of the issuer is $11,066,319 (as of March 25, 1997). The number of shares outstanding of the issuer's common stock is 4,965,226 (as of March 25, 1997).

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format:    Yes.......  No...X....


================================================================================

Item 13.       Exhibits and Reports on Form 8-K

         a)    Exhibits


 3.01        --  Restated Certificate of Incorporation of the Company.(1)
 3.02        --  Amended and Restated By-Laws of the Company.(1)
 4.01        --  Specimen Certificate representing the Common Stock, par value
                 $.001 per share.(1)
10.01        --  Employee Stock Option Plan.*(1)
10.02        --  Form of Employee Stock Option Agreement.*(1)
10.03        --  Directors' Stock Option Plan.(1)
10.04        --  Form of Director Stock Option Agreement.(1)
10.05        --  Employment Agreement entered into between the Company and
                 Dean L. Sloane.*(1)
10.06        --  Form of Employment Agreement entered into between the
                 Registrant and Craig V. Sloane.*(1)
10.07        --  Lease dated November 29, 1993 by and between D.S.
                 Corporation and 45 Morris Street Corporation.(1)
10.08        --  Indemnification Agreement entered into between the Company and each of its directors.(1)
10.09+       --  Agreement dated as of January, 1994 between the Company and
                 Beth Abraham Hospital.(1)
10.10+       --  Agreement dated as of January 1, 1994 between the Company and Beth Abraham Hospital.(1).
10.11(i)     --  Warrants to purchase 30,000 shares issued to the Equity Group exercisable immediately.(2)
     (ii)    --  Warrant to purchase 30,000 shares issued to the Equity  Group exercisable November 1995.(2)
10.12        --  Asset Purchase Agreement dated September 25,1995 between the Company and Medical Transportation Corporation (3)
10.13        --  Credit Agreement, dated as of December 18, 1996, among the
                 Company, Atlantic Bank of New York, Fleet Bank, N.A. and
                 Israel Discount Bank of New York, including collateral documents.(4)
21.01        --  Subsidiaries of the Company.(1)
23.01        --  Consent of Richard A. Eisner & Company, LLP
27.01        --  Financial Data Schedule

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

(4) Such Exhibit was previously filed with this Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

     (b)      Reports on Form 8-K

              None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMMUNITY MEDICAL TRANSPORT, INC.


                                        By:/s/ Donald J. Panos
                                        ----------------------------------
                                               Donald J. Panos
                                               Vice President of Finance
Date: May 9, 1997