Form 10QSB
period 1997-03-31
COMMUNITY MEDICAL TRANSPORT INC
filed 1997-05-15
CIK 925602

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
(Mark One)

    X       Quarterly report under Section 13 or 15 (d) of the Securities
  -----     Exchange Act of 1934 For the quarterly period ended MARCH 31, 1997

  ----- Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number     0-24640
                        -------------

                        COMMUNITY MEDICAL TRANSPORT, INC.
       ------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

              Delaware                          13-3507464
      -----------------------               -------------------
    (State or other Jurisdiction of           (I.R.S. Employer)
     Incorporation or Organization)          Identification No.)

                                45 Morris Street
                                Yonkers, NY 10705
                    ----------------------------------------
                    (Address of Principal Executives Offices)

                                 (914) 963-6666
                             ---------------------
                           (Issuer's Telephone Number)


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

Yes       X         No
    --------------     ------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes                No
   --------------     ------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,965,226 shares of common stock as of May 8, 1997

     Transitional  Small Business  Disclosure Format (check one):
Yes                 No      X
    --------------     ------------

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                                      INDEX





                                                                          Page
Part I.       Financial Information


Item I.       Financial Statements

              Consolidated Balance Sheets at March 31, 1997
                (unaudited) and December 31, 1996                            2

              Consolidated Statements of Income for the Three Months
                 Ended March 31, 1997 (unaudited) and 1996 (unaudited)       3

              Consolidated Statements of Cash Flows for the Three
                Months Ended March 31, 1997 (unaudited) and 1996
               (unaudited)                                                   4

              Notes to Consolidated Financial Statements                   5-7


Item II.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      8-10


Part II.      Other Information


Item 6.       Exhibits and reports on Form 8-K                              11

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS
                                                                          March 31, 1997          December 31, 1996
                                                                          --------------          -----------------
                                                                           (Unaudited)
Current Assets:
  Cash and cash equivalents...................................                $1,006,000                 $1,037,000
  Short-term Investments......................................                 1,589,000                  1,733,000
  Accounts receivable, trade, less allowance for
    doubtful accounts.........................................                 5,807,000                  5,071,000
  Prepaid insurance...........................................                   488,000                    608,000
  Prepaid Income Taxes........................................                    38,000                    213,000
  Other Current Assets........................................                   751,000                    873,000
                                                                             -----------                 ----------
         Total Current Assets.................................                 9,679,000                  9,535,000

  Property, equipment and leasehold
    improvements - net........................................                 3,477,000                  3,047,000
  Customer lists - net........................................                 2,910,000                  2,993,000
  License - net...............................................                   601,000                    605,000
  Other assets................................................                 1,382,000                  1,379,000
  Goodwill - net..............................................                 5,237,000                  5,290,000
  Covenant not to compete, net................................                   150,000                    167,000
                                                                            ------------               ------------
         Total Assets.........................................              $ 23,436,000               $ 23,016,000
                                                                            ============               ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt...........................                $1,536,000                $ 1,495,000
  Accounts payable and accrued expenses.......................                 2,292,000                  2,204,000
  Deferred taxes payable......................................                   604,000                    852,000
                                                                              ----------                -----------

         Total Current Liabilities............................                 4,432,000                  4,551,000

Long-term Debt:
  Long-term debt - net of current portion.....................                 5,520,000                  5,136,000
  Deferred taxes payable......................................                   127,000                    119,000
                                                                              ----------                -----------

         Total Liabilities....................................                10,079,000                  9,806,000
                                                                              ----------                 ----------

Stockholders' Equity (Note D) :
  Preferred stock, $.001 par value, 5,000,000 shares authorized;
     1,955.5 Series BB and 2,423 Series B shares issued and
     outstanding at March 31, 1997 and December 31, 1996, respectively
     (liquidation value of $1,955,500 and $2,423,000, respectively)
  Class A nonvoting common stock, $.001 par value, 10,000,000 shares authorized, none issued
  Common stock, $.001 par value, 20,000,000 shares authorized, 4,965,226 and
     4,770,940 shares issued and outstanding at
     March 31, 1997 and December 31, 1996 ....................                     5,000                      5,000
  Capital in excess of par value..............................                12,357,000                 12,322,000
  Retained earnings...........................................                   995,000                    883,000
                                                                              ----------                 ----------
         Total Stockholders' Equity...........................                13,357,000                 13,210,000
                                                                              ----------                 ----------

         Total Liabilities and Stockholders' Equity...........               $23,436,000                $23,016,000
                                                                             ===========                ===========

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                  - Unaudited -






                                                  Three Months Ended
                                                       March 31,
                                               -------------------------
                                                  1997           1996
                                               ----------     ----------


Net revenue ...............................   $ 6,001,000    $ 2,557,000
                                              -----------    -----------

Operating expenses:
  Salaries and benefits ...................     3,143,000      1,071,000
  Fleet Maintenance .......................       388,000        177,000
  Insurance ...............................       238,000        215,000
  Rent ....................................       116,000         35,000
  Depreciation and amortization ...........       258,000         64,000
                                              -----------    -----------

    Total operating expenses ..............     4,143,000      1,562,000
                                              -----------    -----------

    Gross profit ..........................     1,858,000        995,000

Selling, general and administrative .......     1,536,000        677,000
                                              -----------    -----------

Income from operations ....................       322,000        318,000

Other income ..............................       (12,000)             0

Interest income ...........................       (21,000)       (29,000)

Interest expense ..........................       146,000         79,000
                                              -----------    -----------

Income before provision for income taxes ..       209,000        268,000

Provision for income taxes ................        97,000        110,000
                                              -----------    -----------

    NET INCOME ............................   $   112,000    $   158,000
                                              ===========    ===========

Net income available to common shareholders   $    90,000    $   158,000
                                              ===========    ===========

Net income per share ......................   $       .02    $       .05
                                              ===========    ===========

Weighted average number of common and
  common equivalent shares outstanding
  used in computing earnings per share ....     4,891,500      3,468,500
                                              ===========    ===========

               COMMUNITY MEDICAL TRANSPORT, INC, AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                    -------------------------------
                                                                                         1997              1996
                                                                                    --------------      -----------
                                                                                              (Unaudited)
Cash flow from operating activities:
Net income .....................................................................   $   112,000         $   158,000

Adjustments to reconcile net income to cash (used in) provided by operating activities:
  Depreciation and amortization expense ........................................       354,000             101,000
  Imputed interest on note payable .............................................         5,000                   0
  Changes in operating assets and liabilities:
    Decrease (Increase) in accounts receivable-trade net .......................      (736,000)            177,000
    Decrease (increase) in prepaid expenses
      and other curent assets ..................................................       399,000            (512,000)
    (Increase) in other assets .................................................        (3,000)           (159,000)
    Increase in accounts payable and accrued expenses ..........................        83,000             390,000
    (Decrease) increase in deferred taxes payable ..............................      (240,000)            108,000
                                                                                   -----------         -----------

Net cash (used in) provided by operating activities ............................       (26,000)            263,000
                                                                                   -----------         -----------

Cash used in investing activities:
Acquisition of equipment-net of disposals ......................................      (609,000)           (180,000)
Decrease in short term investments .............................................       144,000               6,000
                                                                                   -----------         -----------

Net cash (used in) investing activities ........................................      (465,000)           (174,000)
                                                                                   -----------         -----------

Cash flow from financing activities:
Proceeds from bank borrowings ..................................................       540,000             200,000
Principal payments on debt .....................................................      (113,000)           (115,000)
Principal payments on capital lease obligations ................................        (2,000)            (11,000)
Net Proceeds from exercise of Employee Stock Options ...........................        35,000                   0
Net Proceeds from exercise of Common Stock Warrants ............................             0             284,000
                                                                                   -----------         -----------

Net cash provided by financing activities ......................................       460,000             358,000
                                                                                   -----------         -----------

NET INCREASE (DECREASE) IN CASH ................................................       (31,000)            447,000

CASH - BEGINNING OF PERIOD .....................................................     1,037,000              25,000
                                                                                   -----------         -----------

CASH - END OF PERIOD ...........................................................   $ 1,006,000         $   472,000
                                                                                   ===========         ===========


Supplementary disclosure of cash flow information:
 Cash paid during the period:
  Interest .....................................................................   $   104,000         $    53,000
                                                                                   ===========         ===========
  Taxes ........................................................................   $    50,000         $    15,000
                                                                                   ===========         ===========


                        COMMUNITY MEDICAL TRANSPORT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(Note A) - Organization and Basis of Presentation:

         The accompanying financial statements include the accounts of Community Medical Transport, Inc. (the "Company") and its five wholly owned operating subsidiaries, Community Ambulette Service, Inc. ("Ambulette"), First Help Ambulance and Ambulette, Inc. ("First Help"), Empire Ambulance and Ambulette Inc. ("Empire"), Century Ambulance and Ambulette Inc. ("Century") and Elite Ambulance and Medical Coach, Inc., ("Elite") (collectively the "Companies"). All intercompany balances and transactions have been eliminated in consolidation.

         The Company provides specialized transportation for the handicapped and disabled, mentally retarded, elderly and chronically ill to and from day treatment centers, day care programs, hospitals, nursing homes and other health care facilities in the New York - New Jersey Metropolitan area. This service is provided in ambulettes, which are specialized vans that contain wheelchair lifts or ramps.

         The Company also provides emergency and non-emergency ambulance transportation of patients who require basic medical care or supervision during transport to and from hospitals, nursing homes and other health care facilities

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB.

(Note B) - Acquisitions

         On May 21, 1996, the Company purchased from an ambulette provider in Brooklyn, New York ("Jenco"), equipment and ambulettes for a cash payment of $30,000 and a balance of $200,000 to be paid in twelve equal quarterly installments commencing September 1996. The note is subject to reduction depending upon certain factors, including revenues derived from former customers of the provider.

         On June 12, 1996, the Company completed the acquisition of certain assets from A-1 Ambulance Service, Inc. ("A-1"), through it's wholly owned subsidiary, Empire. The Company acquired equipment, ambulances, customer lists, a covenant not to compete, and goodwill for a cash payment of $425,000 and a balance of $325,000 to be paid in eight quarterly installments commencing September 1996.

         On August 15, 1996, the Company acquired certain assets from Hudvalco, Inc. and Harvey H. McGeorge, Inc. (collectively "Hudvalco") and all of the outstanding common stock of four entities related to Hudvalco through common ownership, through it's wholly owned subsidiary, Century. The Company acquired ambulance equipment, licenses to operate an ambulance business previously conducted by Hudvalco, customer lists and goodwill. The total consideration for the acquisition was $5,950,000 subject to certain adjustments of which $3,000,000 was paid in cash, approximately $940,000 consisted of the assumption of debt and $2,010,000 consisted of a ninety-day promissory note.

                        COMMUNITY MEDICAL TRANSPORT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Note B) - (continued)

         Additionally, the Company will acquire all the common stock of Richards Decker Operating Corp. ("RDO"), an entity also related to Hudvalco through common ownership for $1,050,000. The Company operates RDO under an operating agreement which entitles the Company to the revenues earned and incurs all costs relating to the operations of RDO.

         On August 22, 1996, a wholly owned subsidiary of the Company completed the purchase from Elite Ambulance & Medical Coach, Inc. ("Elite") of ambulettes and certain other assets, including accounts receivable and a license to operate an ambulette service by the state of New Jersey. The assets were acquired pursuant to an asset purchase agreement among the Company, Elite and its shareholders. Elite operated an ambulette service from Orange, New Jersey servicing Essex County, New Jersey and other nearby counties under the name Elite . After the acquisition, the subsidiary changed its name to Elite Ambulance & Medical Coach Inc. and is operating the acquired ambulette service under the name Elite. The consideration for the acquisition was $760,000 of which half was paid in cash at the closing and the balance pursuant to a one year note. In connection with the acquisition, the Company (i) assumed certain debts related to the assets, including bank indebtedness of approximately $19,500, (ii) entered into a contract with affiliates of Elite to acquire the real estate facility containing Elite's operating facility for approximately $1,200,000 in cash and short term mortgage notes, and (iii) assumed a lease for such facility until the closing of the real estate contracts of sale. The Company terminated the agreement for the purchase of the property and has entered into a long term lease for the facility. The Company has requested the return of $360,000 paid as a down payment on the building. The Company is also seeking to renegotiate the purchase price of the assets acquired based on what it believes to be inaccuracies and misrepresentations.

         In August 1996, a wholly owned subsidiary of the Company purchased from an ambulette provider in New Jersey (First Invalid Coach Services, Inc.) ambulettes, its customer list and goodwill for approximately $109,000. $59,000 was paid at the closing with an estimated amount of $50,000 to be paid in twelve monthly payments based on a percentage of cash receipts generated from the client base.

         In connection with the above acquisitions, the Company incurred certain costs associated with such acquisitions. These costs were deferred and recorded as intangibles assets upon the acquisition. These costs were allocated among customer lists and goodwill which are being amortized using the straight-line method over the period of expected benefit from five to twenty-five years. The licenses are being amortized over a forty year period. The covenants not to compete are being amortized over the period of the covenants which is three years. Intangible assets are evaluated periodically and adjusted if necessary, if events and circumstances indicate that the carrying amount is impaired.

         Unaudited proforma summary of consolidated operations for the three months ended March 31, 1996 assuming the above acquisitions had taken place on January 1, 1996 respectively is as follows:
                                                          Three months
                                                          Ended 3/31/96
                                                          -------------
Revenue.....................................                $5,648,000
Net Income..................................                $  249.000
Net Income per common share.................                $      .06

                        COMMUNITY MEDICAL TRANSPORT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Note C) - Net Income Per Common Share

         Net Income per common share is based on reported net income, decreased for dividends related to the Series A and Series B Preferred Stock outstanding during the period. The resulting amount is presented below as income available to common stockholders.

         Such income applicable to common stockholders in each period presented is divided by the weighted average number of outstanding common shares, as shares issuable under warrants, options, and preferred stock would have an anti-dilutive effect.

                                                   Three  Months  Ended  March  31,
                                 ---------------------------------------------------------------
                                            1997                                1996
                                            ----                                ----
                                                     Per                                 Per
                                    Amount          Share               Amount          Share
                                    ------          -----               ------          -----
Reported net income ...........   $   112,000    $      0.02        $   158,000      $      0.05

Adjustment for cumulative
  preferred stock dividends ...       (22,000)         (0.00)                 0             0.00
                                  -----------    -----------        -----------      -----------

Net income applicable to common
  common stockholders and
  net income per share ........   $    90,000    $      0.02        $   158,000      $      0.05
                                  ===========    ===========        ===========      ===========

Weighted average common
  shares and common equivalent
  shares outstanding ..........     4,891,500                          3,468,500
                                  ===========                       ============

        Primary and fully diluted income per share amounts do not differ.

(Note D) - Stockholders' Equity:

         On July 31, 1996 and August 7, 1996, the Company completed an equity financing from foreign investors for 3,437.5 shares of Series A convertible preferred stock with a liquidation value of $3,437,500 and 5,000 shares of Series B convertible preferred stock with a liquidation value of $5,000,000, respectively, for net proceeds of approximately $5,918,000. The preferred stockholders of each series were entitled to a 4% cumulative dividend on the stated liquidation value, and each share was convertible into shares of common stock at the lower of the market value for the five trading days prior to conversion or $7.00 per share, and would have automatically converted on July 31, 1998. All fees and commissions associated with such offerings are recorded against paid in capital. All of the Series A preferred stock and 3,044.5 shares of the Series B preferred stock have been converted into common stock as of December 31, 1996 and March 31, 1997, respectively. In connection with such foreign financing, warrants to purchase up to 135,000 shares of common stock at $5.00 per share have been issued to a designee of a consultant.

         In March 1997, the Board of Directors authorized the designation of 7,500 shares of preferred stock of the Company to be Series BB convertible preferred stock. The remaining 1,955.5 shares of Series B preferred stock were exchanged for 1,955.5 shares of Series BB preferred stock and 150,000 common stock purchase warrants. Series BB preferred stock has the same rights and preferences as Series B preferred stock except as follows: the Series BB preferred stock is convertible on a cumulative basis into approximately 61,460 shares of common stock each month during the eight months commencing on April 1, 1997 and approximately 67,050 shares of common stock at any time after December 1, 1997. All outstanding shares will automatically convert on July 31, 1998. The conversion is based upon the liquidation value of the Series BB preferred stock and is convertible at $3.50 per share. The liquidation value of the Series BB preferred stock was $1,955,500 at March 31, 1997.

         The 150,000 warrants are exercisable at an initial exercise price of $4.00 per share, provided, however, that the purchase price may be adjusted under certain circumstances. The expiration date of the common stock purchase warrants is November 18, 2000.

         At December 31, 1996, there were 5,000 shares designated as Series A preferred stock and 7,500 shares designated as Series B preferred stock. On March 31, 1997, there were 5,000 shares designated as Series A preferred stock, 7,500 shares designated as Series B preferred stock, and 7,500 shares designated as Series BB preferred stock. On April 16, 1997, the Company filed a certificate eliminating reference to the 7,500 shares of Series B preferred stock from the certificate of incorporation of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Overview

         For all periods presented, the following financial information includes the accounts of First Help and Ambulette, wholly owned subsidiaries of the Company.

         The Company completed five acquisitions by wholly owned subsidiaries of the Company between May and August 1996. Each acquisition was accounted for by purchase accounting. Therefore the total revenues and expenses for each of these acquisitions is included only for the period after acquisition by the Company.

         The Company's total revenue, which is comprised primarily of ambulette and ambulance service fees charged to Medicare, Medicaid, other third party payers such as private insurance carriers and health maintenance organizations, and directly to patients, is presented net of contractual and other adjustments.

Results of Operations

         The Company's total revenue amounted to $6,001,000 for the three months ended March 31, 1997, as compared with $2,557,000 for the three months ended March 31, 1996, an increase of $3,444,000 or 134.7%. The increase is due substantially to the additional revenues resulting from the acquisitions, and to a lesser extent, increased volume generated from additional customer base of its business prior to the acquisitions.

         Operating expenses increased by $2,581,000 or 165.2% to $4,143,000 for the three months ended March 31, 1997 from $1,562,000 for the three months ended March 31, 1996. This percentage increase was greater than percentage increase in volume due to the historically lower margins of the acquired companies as well as disproportionate increases in depreciation and amortization. In addition, the Company had increased personnel costs during the first quarter of 1997 as the business mix has shifted toward ambulance services from ambulette services.

         Gross profit increased by $863,000 or 86.7% to $1,858,000 for the three months ended March 31, 1997 from $995,000 for the three months ended March 31, 1996. Gross profit as a percentage of revenues decreased to 31.0% for the three months ended March 31, 1997 from 38.9 % for the three months ended March 31, 1996. This percentage decrease for the three month period is primarily attributed to the reasons stated above under operating expenses.

         Selling, general and administrative expenses increased by $859,000 or 126.9% to $1,536,000 for the three months ended March 31, 1997, from $677,000 for the three months ended March 31, 1996. Such expenses as a percentage of revenues decreased by 0.9% to 25.6% for the three months ended March 31, 1997 from 26.5% for the corresponding period in 1996, primarily as a result of the increased volumes and the elimination of certain redundant expenses associated with the acquisitions.

         Other income increased to $12,000 for the three months ended March 31, 1997 as compared to zero for the same period in the prior year. This was due to a management fee for the operation of an ambulance company.

         Interest expense increased by $67,000 or 84.8% to $146,000 for the three months ended March 31,1997 compared to $79,000 for the three months ended March 31, 1996. This increase is primarily due to the additional borrowing and debt incurred in connection with the acquisitions completed in 1996.

         Interest income decreased by $8,000 or 27.6% to $21,000 for the three months ended March 31, 1997 compared to $29,000 for the three months ended March 31, 1996, due to significant expenditures in connection with acquisitions which reduced available cash.

         The Company's income taxes amounted to $97,000 for the three months ended March 31, 1997 representing an effective rate of 46.4%, compared with $110,000 for the three months ended March 31, 1996 representing an effective rate of 41.0%. The increase in the effective income tax rate results primarily from an automatic change in accounting method (for income tax purposes only) as required by Internal Revenue Code Section 448.

         The Company's net income amounted to $112,000 or $.02 per share for the three months ended March 31, 1997, as compared to $158,000 or $.05 per share for the three months ended March 31, 1996. This decrease in net income and earnings per share is attributable to both the additional expenses incurred in connection with the acquisitions, as well as the additional stock issued as a result of the private placement of common stock and exercise and conversion of warrants and convertible securities issued.

         The Company is currently considering several additional acquisitions in the near future. Although the completion of any of these acquisitions will increase the revenues and expenses of the Company, there can be no assurance that future net income will be positively impacted.

         In January 1997, the New York State Medicaid reimbursement rates were changed. The base rates were reduced, while certain other reimbursement rates were added or increased. While certain segments may become more profitable, other segments may become less profitable. Therefore, the Company has been evaluating its current business segments by geographic location to evaluate the impact of such changes and the effects on profitability.

         The Company has begun its cost-cutting measures and has realized reductions in certain costs, particularly insurance. However, other cost reductions will take longer to realize as the Company continues the consolidation of its operations.

Liquidity and Capital Resources

         Cash used in operating activities amounted to $26,000 for the three months ended March 31, 1997 as compared to cash provided by operating activities of $263,000 for the three months ended March 31, 1996. The increase in cash used in operating activities was largely the result of an increase in accounts receivable due mainly to increased volume from the acquisitions, as well as a change in the payment schedule of governmental agencies. This was offset by an increase in accounts payable and a reduction in prepaid expenses.

         Cash used in investing activities amounted to $465,000 for the three months ended March 31, 1997 as compared to $174,000 for the same period in 1996. The increase in cash used in investing activities was largely the result of capital expenditures associated with the purchase of vehicles and equipment. This was offset by a decrease in short term investments.

         Cash provided by financing activities amounted to $460,000 for the three months ended March 31, 1997 as compared to $358,000 for the same period in 1996. The increase in cash provided by financing activities was largely the result of proceeds from bank borrowings. This was offset by the partial exercise of Common Stock Warrants exercised in the prior period.

         In December 1996, the Company entered into a $10,000,000 credit facility to replace its previously existing $3,200,000 credit facility for working capital and capital expenditures. At March 31, 1997, there was $6,040,000 outstanding under this facility. A portion of this facility consists of a revolving credit arrangement which may only be drawn down if the Company has sufficient qualified accounts receivable. The Company, in the past, and may in the future, be temporarily unable to draw down desired amounts because of slow payment by reimbursement agents and as a result of delays in collection from recently acquired operations.

         Working capital at March 31, 1997 amounted to $5,247,000 as compared to $3,641,000 at March 31, 1996. The Company currently believes that internally generated funds, and bank loans will provide sufficient liquidity and enable it to meet its currently foreseeable working capital requirements for existing operations.

         The Company is actively considering a number of acquisitions as of May 8, 1997, which do not require significant cash payments. Additional financings, however, may be required in the future in connection with the Company's acquisition program.


Inflation

         The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or its profitability.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May, 1997.



                                           Community Medical Transport, Inc.
                                        ---------------------------------------
                                                    (registrant)




                                          /s/ Dean L. Sloane
                                        ---------------------------------------
                                        Dean L. Sloane
                                        President and Chief Executive Officer




                                          /s/ Donald J. Panos
                                        ---------------------------------------
                                        Donald J. Panos
                                        Chief Financial Officer, Principal
                                        Financial Officer and Principal
                                        Accounting Officer

EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K - Not Applicable