Form 10QSB
period 1997-06-30
COMMUNITY MEDICAL TRANSPORT INC
filed 1997-08-14
CIK 925602

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-QSB
(Mark One)

___X___ Quarterly report under Section 13 or 15 (d) of the Securities Exchange
        Act of 1934

        For the quarterly period ended JUNE 30, 1997
                                       -------------

________Transition report under Section 13 or 15 (d) of the Securities
        Exchange Act of 1934 For the transition period from ___________ to ____________

Commission file number     0-24640
                      ----------------

                       COMMUNITY MEDICAL TRANSPORT, INC.
      ------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

                          Delaware                    13-3507464
               ----------------------------       -------------------
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

Yes ____X____  No_________

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

_______Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes __________ No __________

                     APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,640,739 shares of common stock as of August 8, 1997

_______Transitional Small Business Disclosure Format (check one):
Yes __________  No ____X______

              COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                                     INDEX





                                                                            Page
                                                                            ----
Part I. Financial Information


Item 1. Financial Statements

        Consolidated Balance Sheets at June 30, 1997
          (unaudited) and December 31, 1996                                    2

        Consolidated Statements of Income for the Six Months and Three Months
           Ended June 30, 1997 (unaudited) and 1996 (unaudited)                3

        Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 1997 (unaudited)
           and 1996 (unaudited)                                                4

        Notes to Consolidated Financial Statements                           5-8


Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9-11


Part II.Other Information

Item 1. Legal Proceedings                                                     12

Item 2. Changes in Securities                                                 12

Item 5. Other Information                                                     12

Item 6. Exhibits and reports on Form 8-K                                      13

                COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                      ASSETS

                                                    June 30, 1997   December 31, 1996
                                                    -------------   -----------------
                                                     (Unaudited)
Current Assets:
  Cash and cash equivalents.................           $707,000         $1,037,000
  Short-term Investments....................          1,554,000          1,733,000
  Accounts receivable, trade, less allowance
    for doubtful accounts...................          6,118,000          5,071,000
  Prepaid insurance.........................            326,000            608,000
  Prepaid Income Taxes......................             59,000            213,000
  Other Current Assets......................            864,000            873,000
                                                    -----------         ----------
         Total Current Assets...............          9,628,000          9,535,000

  Property, equipment and leasehold
    improvements - net......................          3,823,000          3,047,000
  Customer lists - net......................          3,118,000          2,993,000
  License - net.............................            717,000            605,000
  Other assets..............................          1,358,000          1,379,000
  Goodwill - net............................          5,757,000          5,290,000
  Covenant not to compete, net..............            133,000            167,000
                                                 --------------      -------------
         Total Assets.......................       $ 24,534,000       $ 23,016,000
                                                   ============       ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt.........         $1,607,000        $ 1,495,000
  Accounts payable and accrued expenses.....          1,898,000          2,204,000
  Deferred taxes payable....................            522,000            852,000
                                                   ------------       ------------
         Total Current Liabilities..........          4,027,000          4,551,000

Long-term Debt:
  Long-term debt - net of current portion...          5,881,000          5,136,000
  Deferred taxes payable....................            134,000            119,000
                                                     ----------        -----------

         Total Liabilities..................         10,042,000          9,806,000
                                                     ----------         ----------

Stockholders' Equity (Note D) :
  Preferred stock, $.001 par value, 5,000,000
     shares authorized, 1,511.0 Series BB and
     2,423 Series B shares issued and outstanding
     at June 30, 1997 and December 31, 1996,
     respectively (liquidation value of $1,511,000
     and $2,423,000, respectively)
  Class A nonvoting common stock, $.001
     par value, 10,000,000 shares
     authorized, none issued
  Common stock, $.001 par value, 20,000,000 shares
     authorized, 5,246,072 and 4,770,940 shares
     issued and outstanding at June 30, 1997
     and December 31, 1996 .................              5,000              5,000
  Capital in excess of par value............         13,389,000         12,322,000
  Retained earnings.........................          1,098,000            883,000
                                                   ------------      -------------
         Total Stockholders' Equity.........         14,492,000         13,210,000
                                                    -----------        -----------
         Total Liabilities and
           Stockholders' Equity ............        $24,534,000        $23,016,000
                                                    ===========        ===========

                      COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                              Consolidated Statements of Income
                                        - Unaudited -

                                             Six Months Ended         Three Months Ended
                                                 June 30,                  June 30,
                                          ----------------------    ----------------------
                                               1997      1996           1997       1996
                                          ----------- ----------    ----------  ----------
Net revenue.............................. $11,889,000 $5,504,000    $5,888,000  $2,947,000
                                          ----------- ----------    ----------  ----------
Operating expenses:
  Salaries and benefits..................   6,164,000  2,204,000     3,021,000   1,133,000
  Fleet Maintenance......................     893,000    434,000       505,000     257,000
  Insurance..............................     405,000    447,000       167,000     232,000
  Rent...................................     216,000     78,000       100,000      43,000
  Depreciation and amortization..........     560,000    138,000       302,000      74,000
                                          ----------- ----------    ----------  ----------
    Total operating expenses.............   8,238,000  3,301,000     4,095,000   1,739,000
                                          ----------- ----------    ----------  ----------

    Gross profit.........................   3,651,000  2,203,000     1,793,000   1,208,000

Selling, general and administrative......   2,984,000  1,524,000     1,448,000     847,000
                                          ----------- ----------    ----------  ----------

Income from operations...................     667,000    679,000       345,000     361,000

Other income.............................     (23,000)         0       (11,000)          0

Interest income..........................     (42,000)   (55,000)      (21,000)    (51,000)

Interest expense ........................     307,000    131,000       161,000      77,000
                                          ----------- ----------    ----------  ----------

Income before provision for income taxes.     425,000    603,000       216,000     335,000

Provision for income taxes...............     210,000    263,000       113,000     153,000
                                          ----------- ----------    ----------  ----------

    NET INCOME........................... $   215,000 $  340,000   $   103,000 $   182,000
                                          =========== ==========   =========== ===========

Net income available to common
 shareholders ........................... $   183,000 $  340,000   $    93,000 $   182,000
                                          =========== ==========   =========== ===========

Net income per share..................... $       .04 $      .10   $       .02 $       .05
                                          =========== ==========   =========== ===========

Weighted average number of common and
  common equivalent shares outstanding
  used in computing earnings per share...   4,966,600  3,555,600     5,040,900   3,643,600
                                          =========== ==========   =========== ===========

              COMMUNITY MEDICAL TRANSPORT, INC, AND SUBSIDIARIES
                              Consolidated Statements of Cash Flows

                                                                    Six Months Ended
                                                                         June 30,
                                                                --------------------------
                                                                    1997          1996
                                                                -----------    -----------
                                                                        (Unaudited)
Cash flow from operating activities:
Net income..................................................     $   215,000   $  340,000
Adjustments to reconcile net income to cash (used in)
 provided by operating activities:
  Depreciation and amortization expense.....................        754,000       243,000
  Imputed interest on note payable..........................          5,000             0
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable-trade net....     (1,047,000)      220,000
    Decrease (increase) in prepaid expenses and other
     current assets.........................................        415,000      (643,000)
    Decrease (increase) in other assets.....................         21,000      (405,000)
    (Decrease) increase in accounts payable and accrued
      expenses..............................................       (310,000)      499,000
    (Decrease) increase in deferred taxes payable...........       (315,000)      251,000
                                                                -----------    ----------
Net cash (used in) provided by operating activities.........       (262,000)      505,000
                                                                -----------    ----------
Cash used in investing activities:
Acquisition of equipment-net of disposals...................     (1,105,000)     (579,000)
Decrease (increase) in short term investments...............        179,000    (1,504,000)
Acquisition of businesses (Note B)..........................              0      (455,000)
                                                                -----------    ----------
Net cash (used in) investing activities.....................       (926,000)   (2,538,000)
                                                                -----------    ----------
Cash flow from financing activities:
Proceeds from bank borrowings...............................      1,033,000       563,000
Proceeds from borrowings under capital lease obligations....        130,000             0
Principal payments on debt..................................       (298,000)     (259,000)
Principal payments on capital lease obligations.............         (8,000)      (23,000)
Net Proceeds from exercise of Employee Stock Options........         35,000             0
Net Proceeds from issuance of Common Stock..................                    1,580,000
Additional costs in connection with Common Stock issuance...        (34,000)            0
Net Proceeds from exercise of Common Stock Warrants.........              0       476,000
                                                                -----------    ----------

Net cash provided by financing activities...................        858,000     2,337,000
                                                                -----------   -----------
NET (DECREASE) INCREASE IN CASH.............................       (330,000)      304,000

CASH - BEGINNING OF PERIOD..................................      1,037,000        25,000
                                                                -----------    ----------
CASH - END OF PERIOD........................................    $   707,000    $  329,000
                                                                ===========    ==========


Supplementary disclosure of cash flow information:
 Cash paid during the period:
  Interest..................................................    $   251,000    $   97,000
                                                                ===========    ==========
  Taxes.....................................................    $   241,000    $   23,000
                                                                ===========    ==========

Supplemental disclosure of non-cash investing activities:
  Acquisition of property and equipment.....................        274,000    $  130,000
  Acquisition of intangibles................................        792,000       850,000
  Common Stock issued in connection with acquisition of
   businesses...............................................     (1,066,000)            0
  Notes payable in connection with acquisition of businesses.             0      (525,000)
                                                                -----------    -----------
  Cash paid to acquire assets................................   $         0     $(455,000)
                                                                ===========    ==========

                                                                        page 4

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

       The Company also provides emergency and non-emergency ambulance transportation of patients who require basic medical care or supervision during transport to and from hospitals, nursing homes and other health care facilities

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB.

(Note B) - Acquisitions:

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

                       COMMUNITY MEDICAL TRANSPORT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(Note B) - Acquisitions: (continued)

       In May 1997, the Company completed its purchase of the Hudson Valley Companies by acquiring all of the shares of Richards Decker Operating Company ("RDO"), and issuing shares and notes for the balance of the purchase price pursuant to an amendment dated as of December 31, 1996 (the "December Amendment"), to a purchase agreement, dated February 28, 1996 and amended on August 12, 1996 (the "Original Agreement"), among the Company, Alan McGeorge, Harvey H. McGeorge Co., Inc. and Hudvalco, Inc. Pursuant to the December Amendment, the balance of the purchase price for the Hudson Valley companies was increased by $125,000 to $1,175,000 leaving a balance of $1,132,772 after adjustments. The unpaid purchase price was paid by (i) issuing 153,846 shares of the Company's Common Stock to Alan McGeorge pursuant to a conversion right of the original note, (ii) agreeing to issue 7,979 additional shares of the Company's Common Stock (iii) issuing a five month note in the amount of $566,386 payable in five equal installments convertible into shares of the Company's Common stock in certain circumstances. The Company through the issuance of additional shares or cash payment guaranteed the price of its Common Stock at 3.50 per share. In July 1997, as described in Item 5, this note was renegotiated and satisfied by the issuance of 166,667 shares of Common Stock of the Company. The financial statements include the effect of this transaction retroactive to June 30, 1997 Prior to such acquisition The Company had operated RDO under an operating agreement which entitled the Company to the revenues earned and incurred all costs relating to the operations of RDO.

       On August 22, 1996, a wholly owned subsidiary of the Company completed the purchase from Elite Ambulance & Medical Coach, Inc. ("Elite") of ambulettes and certain other assets, including accounts receivable and a license to operate an ambulette service by the state of New Jersey. The assets were acquired pursuant to an asset purchase agreement among the Company, Elite and its shareholders. Elite operated an ambulette service from Orange, New Jersey servicing Essex County, New Jersey and other nearby counties under the name Elite . After the acquisition, the subsidiary changed its name to Elite Ambulance & Medical Coach Inc. and is operating the acquired ambulette service under the name Elite. The consideration for the acquisition was $760,000 of which half was paid in cash at the closing and the balance pursuant to a one year note. In connection with the acquisition, the Company (i) assumed certain debts related to the assets, including bank indebtedness of approximately $19,500, (ii) entered into a contract with affiliates of Elite to acquire the real estate facility containing Elite's operating facility for approximately $1,200,000 in cash and short term mortgage notes, and (iii) assumed a lease for such facility until the closing of the real estate contracts of sale. The Company terminated the agreement for the purchase of the property and has entered into a long term lease for the facility. The Company has requested the return of $360,000 paid in conjunction with the contract of sale for the building. The Company is also seeking a reduction in the purchase price of the assets acquired based on what it believes to be inaccuracies.

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

(Note B) - Acquisitions: (continued)

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

       Unaudited proforma summary of consolidated operations for the six and three months ended June 30, 1996 assuming the above acquisitions had taken place on January 1, 1996 respectively is as follows:

                                         Six Months            Three Months
                                       Ended 6/30/96          Ended 6/30/96
                                         ----------        ------------------
Revenue.........................        $12,212,000            $ 6,564,000
Net Income......................        $   536.000            $   287,000
Net Income per common share.....        $       .11            $       .05


(Note C) - Net Income Per Common Share:

       Net Income per common share is based on reported net income, decreased for dividends related to the Series A, Series B, and Series BB Preferred Stock outstanding during the period. The resulting amount is presented below as income available to common stockholders.

       Such income applicable to common stockholders in each period presented is divided by the weighted average number of outstanding common shares, as shares issuable under warrants, options, and preferred stock would have an anti-dilutive effect.

                               Six Months Ended June 30,        Three Months Ended June 30,
                               -------------------------        ---------------------------
                                 1997             1996             1997            1996
                                 ----             ----             ----            ----
                                      Per              Per             Per              Per
                            Amount   Share    Amount  Share   Amount  Share    Amount  Share
                            ------   -----    ------  -----   ------  -----    ------  -----
Reported
  net income              $ 215,000  $0.04  $ 340,000  $.10  $103,000  $.02   $182,000  $.05

Adjustment for
  cumulative preferred
  stock dividends           (32,000)  (.00)        (0) (.00)  (10,000)(0.00)        (0) (.00)
                          ---------  -----       ----  ----  -------- -----        ---  ----

Net income applicable to
  common stockholders
  and net income
  per share                $183,000   $.04   $ 340000  $.10   $93,000  $.02   $182,000  $.05
                           ========   ====   ========  ====   =======  ====   ========  ====

Weighted average common
  shares and common
  equivalent shares
  outstanding             4,966,600         3,555,600       5,040,900        3,643,600
                          =========         =========       =========        =========

        Primary and fully diluted income per share amounts do not differ.


                            COMMUNITY MEDICAL TRANSPORT, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (UNAUDITED)

(Note D) - Stockholders' Equity:

       On July 31, 1996 and August 7, 1996, the Company completed an equity financing from foreign investors for 3,437.5 shares of Series A convertible preferred stock with a liquidation value of $3,437,500 and 5,000 shares of Series B convertible preferred stock with a liquidation value of $5,000,000, respectively, for net proceeds of approximately $5,918,000. The preferred stockholders of each series were entitled to a 4% cumulative dividend on the stated liquidation value, and each share was convertible into shares of common stock at the lower of the market value for the five trading days prior to conversion or $7.00 per share, and would have automatically converted on July 31, 1998. All fees and commissions associated with such offerings are recorded against paid in capital. All of the Series A has been converted into Common Stock as of December 31, 1996 and 2,577.0 and 3,489.0 shares of the Series BB have been converted into common stock as of December 31, 1996 and June 30, 1997, respectively. In connection with such foreign financing, warrants to purchase up to 135,000 shares of common stock at $5.00 per share have been issued to a designee of a consultant.

       In March 1997, the Board of Directors of the Company authorized the adoption of 7,500 shares of the Company's preferred stock to be designated as Series BB preferred stock. Series BB has the same rights and preferences as Series B except as follows: eleven percent of each outstanding share shall be convertible into common stock at any time after April 1, 1997 with an additional eleven percent of each outstanding share to be convertible on the first day of the next seven months and the final twelve percent to be convertible at any time after December 1, 1997. All outstanding shares will automatically convert on July 31, 1998.

       The conversion will be based upon the liquidation value of the preferred stock and will be exchangeable at $3.50 per share. The remaining 1,955.5 shares of Series B preferred stock were exchanged for 1,955.5 shares of Series BB preferred stock and 150,000 common stock purchase warrants. The liquidation value of the Series BB was $1,511,000 at June 30, 1997. The 150,000 warrants are exercisable at an initial exercise price of $4.00 per share, provided, however, that the purchase price may be adjusted under certain circumstances. The expiration date of the common stock purchase warrants is November 18, 2000.

       At December 31, 1996, there were authorized 5,000 shares designated as Series A and 7,500 shares designated as Series B preferred stock. In March 1997, the Company filed a certificate authorizing the creation of a new series of preferred stock designated as Series BB, and subsequently eliminated the unissued Series B preferred stock from the certificate of incorporation. On June 30, 1997, there were authorized 5,000 shares designated as Series A, and 7,500 designated as Series BB preferred stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996 Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

       This discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements.

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

Results of Operations

       The Company's total revenue amounted to $11,889,000 for the six months ended June 30, 1997, as compared with $5,504,000 for the six months ended June 30, 1996, an increase of $6,385,000 or 116.0%. The Company's total revenue amounted to $5,888,000 for the three months ended June 30, 1997, as compared with $2,947,000 for the three months ended June 30, 1996, an increase of $2,941,000 or 99.8%. The increase is due substantially to the additional revenues resulting from the acquisitions, and to a lesser extent, increased volume generated from additional customer base of its business prior to the acquisitions. In connection with the operations of the businesses acquired by the Company, the Company has declined certain trips as a result of its stricter interpretations of the reimbursement regulations, consequently actual revenues are less than proforma revenues as set forth in Note B.

       Operating expenses increased by $4,937,000 or 149.6% to $8,238,000 for the six months ended June 30, 1997 from $3,301,000 for the six months ended June 30, 1996. Operating expenses increased by $2,356,000 or 135.5% to $4,095,000 for the three months ended June 30, 1997 from $1,739,000 for the three months ended June 30, 1996. These percentage increases were greater than the percentage increases in volume due to the historically lower margins of the acquired companies as well as disproportionate increases in depreciation and amortization. In addition, the Company's costs also increased during the periods ended June 30, 1997 as the percentage of ambulance services requiring higher personnel costs increased. As a result of the foregoing, gross profit as a percentage of revenues decreased to (i) 30.7% for the six months ended June 30, 1997 from 40.0 % for the six months ended June 30, 1996, and (ii) 30.5% for the three months ended June 30, 1997 from 41.0 % for the three months ended June 30, 1996.

       Selling, general and administrative expenses increased by $1,460,000 or 95.8% to $2,984,000 for the six months ended June 30, 1997, from $1,524,000 for the six months ended June 30, 1996. Selling, general and administrative expenses increased by $601,000 or 71.0% to $1,448,000 for the three months ended June 30, 1997, from $847,000 for the three months ended June 30, 1996. This increase is primarily due to the additional amortization of the intangibles as a result of the acquisitions, as well as additional personnel and marketing costs. Such expenses as a percentage of revenues decreased by 2.6% and 4.1% to 25.1% and 24.6% for the six and three months ended June 30, 1997, respectively, from 27.7% and 28.7% for the corresponding periods in 1996, primarily as a result of the increased volumes and the elimination of certain redundant expenses associated with the acquisitions.

       Other income increased to $23,000 and $11,000 for the six and three months ended June 30, 1997 respectively, as compared to zero for the same periods in the prior year. This was due to a management fee for the operation of an ambulance company.

       Interest expense increased by $176,000 or 134.4% to $307,000 for the six months ended June 30, 1997 compared to $131,000 for the six months ended June 30, 1996. Interest expense increased by $84,000 or 109.1% to $161,000 for the three months ended June 30, 1997 compared to $77,000 for the three months ended June 30, 1996. This increase is primarily due to the additional borrowing and debt incurred in connection with the acquisitions completed in 1996.

       Interest income decreased by $13,000 and $30,000 or 23.6% and 58.8% to $42,000 and $21,000 for the six and three months ended June 30, 1997 compared to $55,000 and $51,000 for the six and three months ended June 30, 1996. The reduction in interest income is primarily due to significant expenditures in connection with acquisitions which reduced available cash.

      The Company's income taxes amounted to $210,000 and $113,000 for the six and three months ended June 30, 1997 representing an effective rate of 49.4% and 52.3%, compared with $ 263,000 and $153,000 for the six and three months ended June 30, 1996 representing an effective rate of 43.6% and 45.7% respectively. The increase in the effective income tax rate results primarily from the additional amortization from certain acquisitions which is not deductible for income tax purposes.

       The Company's net income amounted to $215,000 and $103,000 or $.04 and $.02 per share for the six and three months ended June 30, 1997, as compared to $340,000 and $182,000 or $.10 and $.05 per share for the six and three months ended June 30, 1996, respectively. This decrease in net income and earnings per share is attributable to both the additional expenses of the acquired entities as discussed above, as well as the additional stock issued as a result of the private placement of common stock and exercise and conversion of warrants and convertible securities issued.

       The Company is currently considering several additional acquisitions in the near future. Although the completion of any of these acquisitions will increase the revenues and expenses of the Company, there can be no assurance that future net income will be positively impacted.

       In January 1997, the New York State Medicaid reimbursement rates were changed. The base rates were reduced, while certain other reimbursement rates were added or increased. The Company has taken certain courses of action and is considering other various courses of action and cannot predict the overall effect of the changes at this time.

       The Company has begun its cost-cutting measures and has realized reductions in certain costs, particularly insurance. However, other cost reductions will take longer to realize as the Company continues the consolidation of its operations.

Liquidity and Capital Resources

       Cash used in operating activities amounted to $262,000 for the six months ended June 30, 1997 as compared to cash provided by operating activities of $505,000 for the six months ended June 30, 1996. The increase in cash used in operating activities was largely the result of a decrease in accounts payable and accrued expenses, and an increase in accounts receivable due mainly to increased volume from the acquisitions, as well as a change in the payment schedule of governmental agencies. This was offset by an increase in depreciation and amortization in connection with the acquisitions.

       Cash used in investing activities amounted to $926,000 for the six months ended June 30, 1997 as compared to $2,538,000 for the same period in 1996. The decrease in cash used in investing activities was largely the result of cash being utilized in the prior year for acquisitions. This was offset by capital expenditures associated with the purchase of vehicles and equipment.

       Cash provided by financing activities amounted to $858,000 for the six months ended June 30, 1997 as compared to $2,337,000 for the same period in 1996. The decrease in cash provided by financing activities was largely the result of proceeds in the prior period from the issuance of Common Stock, as well as the partial exercise of Common Stock Warrants exercised in the prior period. This was offset by additional bank borrowings and borrowings under capital lease obligations in the current period.

       In December 1996, the Company entered into a $10,000,000 credit facility to replace its previously existing $3,200,000 credit facility for working capital and capital expenditures. At June 30, 1997, there was $6,366,000 outstanding under this facility. A portion of this facility consists of a revolving credit arrangement which may only be drawn down if the Company has sufficient qualified accounts receivable. The Company, in the past, and may in the future, be temporarily unable to draw down desired amounts because of slow payment by reimbursement agents and as a result of delays in collection from recently acquired operations.

       Working capital at June 30, 1997 amounted to $5,601,000 as compared to $4,571,000 at June 30, 1996. The Company currently believes that internally generated funds, and bank loans will provide sufficient liquidity and enable it to meet its currently foreseeable working capital requirements for existing operations for at least the next 12 months.

       The Company is actively considering a number of acquisitions as of August 8, 1997, which do not require significant cash payments. Additional financings, however, may be required in the future in connection with the Company's acquisition program.

Inflation

       The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or its profitability.

Item 1 - Legal Proceedings.

    In April 1997, a former employee of a subsidiary of the Company commenced an action against the Company and the subsidiary entitled Allen Bemus v. Community Medical Transport, Inc. and Empire Ambulance and Ambulette, Inc., in the Superior Court of Connecticut (the "Bemus Action"). The Bemus Action alleges breach of an employment agreement and a covenant not to compete, a breach of the covenant of good faith and fair dealing in connection with the aforesaid agreements, defamation, lost wages and negligent infliction of emotional distress. The Bemus Action seeks damages in excess of $250,000, plus punitive damages. The Company believes that it has valid and meritorious defenses to the Bemus Action, as well as offsets against the claims asserted in the complaint, and is preparing an appropriate answer. The Company intends to vigorously oppose the Bemus Action.

    In June 1997, a second action was filed against the Company and the subsidiary by two former officers and shareholders of A-1 Ambulance Service, Inc., ("A-1 Ambulance"). In June 1996, the Company had acquired from A-1 Ambulance certain assets pursuant to an asset purchase agreement dated December 29, 1995. That action, entitled A-1 Ambulance Service, Inc., David J. Warburg and Helen H. Hendrie v. Community Medical Transport, Inc. and Empire Ambulance and Ambulette, Inc., (the "Warburg Action"), was filed on June 25, 1997 in the Supreme Court of the State of New York, County of Westchester and was served upon the Company on July 10, 1997. The Warburg Action alleges breach of the employment agreements entered into between the Company and the former A-1 shareholders and seeks damages, in the aggregate, of approximately $325,000. The Company intends to serve a response to the Warburg Action and is contemplating moving to stay the action and compel arbitration since the written agreements upon which the claims in the Warburg action are based provide that disputes under those agreements are subject to arbitration. The Company believes that it has valid and meritorious defenses to the Warburg Action, as well as offsets against the claims asserted in the complaint, and therefore intends to vigorously oppose that action.


Item 2 - Changes in Securities.

    The following sets forth information relating to all securities of the Company sold from April 1, 1997 through June 30, 1997 without registering the securities under the Securities Act of 1933, as amended (the "Securities Act"):

    During June 1997, the Company issued 127,000 shares of Common Stock to two non-affiliate entities upon conversions of 444.5 shares of Series BB Convertible Preferred Stock.

                      Exemption from registration under the Securities Act is claimed for the sales of Common Stock referred to above in reliance upon the exemption afforded by Section 3(9) of the Securities Act. The foregoing does not include 153,846 shares of Common Stock issued to Alan McGeorge pursuant to the acquisition of the Hudson Valley Companies as described in Note B to the Consolidated Financial Statements. The resale of these shares were subject to an effective registration statement.


Item 5 - Other Information.

    In July 1997, the Company satisfied the note payable to Alan McGeorge as attorney, for the amount of $500,000. In conjunction with the payment of the note, the Company issued 166,667 shares of its Common Stock to a third party in consideration for $500,000.

    In July 1997, the Company entered into an agreement with Fox Ridge Transportation, Inc. ("Fox Ridge") for the acquisition of certain vehicles and contracts. The consummation of such agreement is subject to the delivery of certain documents by Fox Ridge. Pending delivery of such documents, the Company will operate the business of Fox Ridge and be entitled to the revenues therefrom.

    Commencing on August 1, 1997, the Company's Common Stock and Warrants were quoted on The Nasdaq SmallCap Market. Although the Company did not agree with the decision to terminate the listing of the Company's securities from The Nasdaq National Market, in the view of The Nasdaq Stock Market, Inc., the Company did not comply with certain Nasdaq criteria not related to the financial condition of the Company.


Item 6 - Exhibits and Reports on Form 8-K.

     (a)Exhibits
        Exhibit 27 - Financial Data Schedule

     (b)Reports on Form 8-K - Not Applicable

                                SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of August, 1997.



                       Community Medical Transport, Inc.
                       ---------------------------------
                                 (registrant)




                              /s/ Dean L. Sloane
                           ---------------------------------
                           Dean L. Sloane
                           President and Chief Executive Officer




                              /s/ Donald J. Panos
                           ---------------------------------
                           Donald J. Panos
                           Chief Financial Officer, Principal
                           Financial Officer and Principal Accounting Officer