Form 10QSB
period 1997-09-30
COMMUNITY MEDICAL TRANSPORT INC
filed 1997-11-14
CIK 925602

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-QSB
(Mark One)

   X Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 1997

         Transition report under Section 13 or 15 (d) of the Securities
Exchange Act of 1934 For the transition period from           to
                                                    ---------    ----------

Commission file number     0-24640
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

                                (914) 963-6666
                   ----------------------------------------
                          (Issuer's Telephone Number)


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
Yes       X         No
    --------------    --------------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes     X       No
                                                      ----------     ----------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,708,718 shares of common stock as of November 7, 1997
            ----------------


     Transitional Small Business Disclosure Format (check one):
Yes                No       X
    --------------    --------------

              COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                                     INDEX





                                                                       Page
Part I.       Financial Information


Item 1.       Financial Statements

              Consolidated Balance Sheets at September 30, 1997
                (unaudited) and December 31, 1996                         2

              Consolidated Statements of Income
                 for the Nine Months and Three Months Ended
                 September 30, 1997 (unaudited) and 1996 (unaudited)      3

              Consolidated Statements of Cash Flows for the Nine
                 Months Ended September 30, 1997 (unaudited)
                 and 1996 (unaudited)                                     4

              Notes to Consolidated Financial Statements                5-9


Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  10-13


Part II.      Other Information

Item 2.       Changes in Securities                                      14

Item 4.       Submission of Matters to a Vote of Security Holders        14

Item 5.       Other Information                                          14

Item 6.       Exhibits and reports on Form 8-K                           14

              COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                                      ASSETS
                                                                              September 30,   December 31,
                                                                                   1997           1996
                                                                              ------------    ------------
                                                                                      (Unaudited)
Current Assets:
  Cash and cash equivalents ...............................................   $    789,000    $  1,037,000
  Short-term Investments ..................................................      1,139,000       1,733,000
  Accounts receivable, trade, less allowance for
    doubtful accounts .....................................................      5,166,000       5,071,000
  Prepaid insurance .......................................................        732,000         608,000
  Prepaid income taxes ....................................................        504,000         213,000
  Other Current Assets ....................................................        467,000         873,000
                                                                              ------------    ------------
         Total Current Assets .............................................      8,797,000       9,535,000

  Property, equipment and leasehold
    improvements - net ....................................................      4,338,000       3,047,000
  Customer lists - net (Note E) ...........................................      1,511,000       2,993,000
  License - net ...........................................................        710,000         605,000
  Other assets (Note F) ...................................................        451,000       1,379,000
  Goodwill - net (Note E) .................................................      2,689,000       5,290,000
  Covenant not to compete, net ............................................        117,000         167,000
                                                                              ------------    ------------
         Total Assets .....................................................   $ 18,613,000    $ 23,016,000
                                                                              ============    ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt .......................................   $  1,537,000    $  1,495,000
  Accounts payable and accrued expenses ...................................      3,448,000       2,204,000
  Deferred taxes payable ..................................................        162,000         852,000
                                                                              ------------    ------------
         Total Current Liabilities ........................................      5,147,000       4,551,000

Long-term Debt:
  Long-term debt - net of current portion .................................      6,429,000       5,136,000
  Deferred taxes payable ..................................................        162,000         119,000
                                                                              ------------    ------------

         Total Liabilities ................................................     11,738,000       9,806,000
                                                                              ------------    ------------

Stockholders' Equity (Note D) :
  Preferred stock, $.001 par value, 5,000,000 shares authorized,
     1,336.0 Series BB and 2,423 Series B shares issued and outstanding at September 30, 1997 and December 31, 1996, respectively
     (liquidation value of $1,336,000 and $2,423,000, respectively)
  Class A nonvoting common stock, $.001 par value, 10,000,000 shares authorized, none issued
  Common stock, $.001 par value, 20,000,000 shares authorized,
     5,698,718 and 4,770,940 shares issued and outstanding at
     September 30, 1997 and December 31, 1996 .............................          6,000           5,000
  Capital in excess of par value ..........................................     14,044,000      12,322,000
  Retained earnings (deficit) .............................................     (7,175,000)        883,000
                                                                              ------------    ------------
         Total Stockholders' Equity .......................................      6,875,000      13,210,000
                                                                              ------------    ------------
         Total Liabilities and Stockholders' Equity .......................   $ 18,613,000    $ 23,016,000
                                                                              ============    ============

              COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                 - Unaudited -



                                                                    Nine Months Ended             Three Months Ended
                                                                      September 30,                  September 30,
                                                              ----------------------------    ----------------------------
                                                                  1997            1996            1997            1996
                                                              ------------    ------------    ------------    ------------

Net revenue ...............................................   $ 17,435,000    $  9,998,000    $  5,546,000    $  4,494,000
                                                              ------------    ------------    ------------    ------------

Operating expenses:
  Salaries and benefits ...................................      9,487,000       4,160,000       3,323,000       1,956,000
  Fleet Maintenance .......................................      1,307,000         782,000         414,000         348,000
  Insurance ...............................................        625,000         685,000         220,000         238,000
  Rent ....................................................        351,000         160,000         135,000          82,000
  Depreciation and amortization ...........................        597,000         287,000         197,000         149,000
                                                              ------------    ------------    ------------    ------------
    Total operating expenses ..............................     12,367,000       6,074,000       4,289,000       2,773,000
                                                              ------------    ------------    ------------    ------------

    Gross profit ..........................................      5,068,000       3,924,000       1,257,000       1,721,000

Selling, general and administrative .......................      5,304,000       2,858,000       2,160,000       1,335,000
Intangible write-down (Note E) ............................      5,400,000               0       5,400,000               0
Receivables adjustment, restructuring
   and other costs (Note F) ...............................      2,610,000               0       2,610,000               0
                                                              ------------    ------------    ------------    ------------

Income (loss) from operations .............................     (8,246,000)      1,066,000      (8,913,000)        386,000

Other income ..............................................        (34,000)              0         (11,000)              0

Interest income ...........................................        (79,000)       (106,000)        (37,000)        (51,000)

Interest expense ..........................................        491,000         242,000         184,000         111,000
                                                              ------------    ------------    ------------    ------------

Income (loss) before provision for income taxes ...........     (8,624,000)        930,000      (9,049,000)        326,000

Provision (benefit) for income taxes ......................       (567,000)        398,000        (777,000)        134,000
                                                              ------------    ------------    ------------    ------------

    NET INCOME (LOSS) .....................................   $ (8,057,000)   $    532,000    $ (8,272,000)   $    192,000
                                                              ============    ============    ============    ============

Net income (loss) available to common
   shareholders ...........................................   $ (8,108,000)   $    477,000    $ (8,285,000)   $    137,000
                                                              ============    ============    ============    ============

Net income (loss) per share...............................    $      (1.57)   $        .15    $      (1.50)   $        .04
                                                              ============    ============    ============    ============

Weighted average number of common and
  common equivalent shares outstanding
  used in computing earnings (loss) per share .............      5,160,400       3,202,500       5,541,800       3,390,300
                                                              ============    ============    ============    ============



              COMMUNITY MEDICAL TRANSPORT, INC, AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                             1997            1996
                                                                          -----------    -----------
                                                                                  (Unaudited)
Cash flow from operating activities:
Net income (loss) .....................................................   $(8,057,000)   $   532,000
Adjustments to reconcile net income (loss) to cash (used in)
 provided by operating activities:
  Depreciation and amortization expense ...............................     1,242,000        419,000
  Imputed interest on note payable ....................................         5,000         34,000
  Intangible write-down ...............................................     5,400,000              0
  Receivables adjustment, restructuring and other costs ...............     2,610,000              0
  Changes in operating assets and liabilities:
    (Increase) in accounts receivable-trade net .......................    (1,467,000)    (1,889,000)
    (Increase) in prepaid expenses and other current assets ...........       (76,000)    (1,157,000)
    Decrease (increase) in other assets ...............................        85,000       (625,000)
    Increase in accounts payable and accrued expenses .................       844,000      1,207,000
    Increase in income taxes payable ..................................             0        349,000
    (Decrease) in deferred taxes payable ..............................      (647,000)      (163,000)
                                                                          -----------    -----------
Net cash (used in) operating activities ...............................       (61,000)    (1,293,000)
                                                                          -----------    -----------

Cash used in investing activities:
Acquisition of equipment-net of disposals .............................    (1,333,000)      (724,000)
Decrease (increase) in short term investments .........................       594,000     (1,561,000)
Acquisition of businesses (Note B) ....................................      (300,000)    (4,246,000)
                                                                                         -----------
Net cash (used in) investing activities ...............................    (1,039,000)    (6,531,000)
                                                                          -----------    -----------

Cash flow from financing activities:
Proceeds from bank borrowings .........................................     1,246,000      1,291,000
Proceeds from borrowings under capital lease obligations ..............       130,000              0
Principal payments on debt ............................................      (466,000)      (615,000)
Principal payments on capital lease obligations .......................       (59,000)       (30,000)
Net Proceeds from exercise of Employee Stock Options ..................        35,000              0
Net Proceeds from issuance of Common Stock ............................             0      1,337,000
Net Proceeds from issuance of Preferred Stock .........................             0      5,935,000
Additional costs in connection with Common Stock issuance .............       (34,000)             0
Net Proceeds from exercise of Common Stock Warrants ...................             0        476,000
                                                                          -----------    -----------
Net cash provided by financing activities .............................       852,000      8,394,000
                                                                          -----------    -----------

NET (DECREASE) INCREASE IN CASH .......................................      (248,000)       570,000

CASH - BEGINNING OF PERIOD ............................................     1,037,000         25,000
                                                                          -----------    -----------

CASH - END OF PERIOD ..................................................   $   789,000    $   595,000
                                                                          ===========    ===========

Supplementary disclosure of cash flow information: Cash paid during the period:
  Interest ............................................................   $   408,000    $   219,000
                                                                          ===========    ===========
  Taxes ...............................................................   $   253,000    $    45,000
                                                                          ===========    ===========

Supplemental disclosure of non-cash investing activities:
  Acquisition of property and equipment ...............................       826,000    $   818,000
  Acquisition of intangibles ..........................................     1,680,000      7,283,000
  Common Stock issued in connection with acquisition of businesses ....    (1,721,000)             0
  Debt assumed in connection with acquisition of business .............      (485,000)             0
  Notes payable in connection with acquisition of businesses ..........             0     (3,855,000)
                                                                          -----------    -----------
  Cash paid to acquire assets .........................................   $   300,000    $ 4,246,000
                                                                          ===========    ===========

                       COMMUNITY MEDICAL TRANSPORT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(Note A) - Organization and Basis of Presentation:

         The accompanying financial statements include the accounts of Community Medical Transport, Inc. (the "Company") and its five wholly owned operating subsidiaries, Community Ambulette Service, Inc. ("Ambulette"), First Help Ambulance and Ambulette, Inc. ("First Help"), Empire Ambulance and Ambulette Inc. ("Empire"), Century Ambulance and Ambulette Inc. ("Century") and Elite Ambulance and Medical Coach, Inc., ("Elite") (collectively the "Companies"). All intercompany balances and transactions have been eliminated in consolidation. The Company provides specialized medical ambulance and ambulette transportation services.

         The Company provides specialized ambulette transportation for the handicapped and disabled, mentally retarded, elderly and chronically ill to and from day treatment centers, day care programs, hospitals, nursing homes and other health care facilities in the New York - New Jersey Metropolitan area. Ambulettes are specialized vans that contain wheelchair lifts or ramps.

         The Company also provides emergency and non-emergency ambulance transportation of patients who require basic medical care or supervision during transport to and from hospitals, nursing homes and other health care facilities

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Certain expenses in the prior period have been reclassified to conform to the September 30, 1997 presentation. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB.

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

                       COMMUNITY MEDICAL TRANSPORT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(Note B) - Acquisitions: (continued)

         In May 1997, the Company completed its purchase of the Hudson Valley Companies by acquiring all of the shares of Richards Decker Operating Company ("RDO"), and issuing shares and notes for the balance of the purchase price pursuant to an amendment dated as of December 31, 1996 (the "December Amendment"), to a purchase agreement, dated February 28, 1996 and amended on August 12, 1996 (the "Original Agreement"), among the Company, Alan McGeorge, Harvey H. McGeorge Co., Inc. and Hudvalco, Inc. Pursuant to the December Amendment, the balance of the purchase price for the Hudson Valley companies was increased by $125,000 to $1,175,000 leaving a balance of $1,132,772 after adjustments. The unpaid purchase price was paid by (i) issuing 153,846 shares of the Company's Common Stock to Alan McGeorge pursuant to a conversion right of the original note, (ii) agreeing to issue 7,979 additional shares of the Company's Common Stock (iii) issuing a five month note in the amount of $566,386 payable in five equal installments convertible into shares of the Company's Common stock in certain circumstances. The Company through the issuance of additional shares or cash payment guaranteed the price of its Common Stock at 3.50 per share. In July 1997, the Company renegotiated the amount due on a note payable to Alan McGeorge, and the note was repaid in full for the amount of $500,000. In conjunction with the repayment of the note, the Company issued 166,667 shares of its Common Stock to a third party in consideration of $500,000. The financial statements include the effect of this transaction retroactive to June 30, 1997. Prior to such acquisition The Company had operated RDO under an operating agreement which entitled the Company to the revenues earned and incurred all costs relating to the operations of RDO.

         On August 22, 1996, a wholly owned subsidiary of the Company completed the purchase from Elite Ambulance & Medical Coach, Inc. ("Elite") of ambulettes and certain other assets, including accounts receivable and a license to operate an ambulette service by the state of New Jersey. The assets were acquired pursuant to an asset purchase agreement among the Company, Elite and its shareholders. Elite operated an ambulette service from Orange, New Jersey servicing Essex County, New Jersey and other nearby counties under the name Elite . After the acquisition, the subsidiary changed its name to Elite Ambulance & Medical Coach Inc. and is operating the acquired ambulette service under the name Elite. The consideration for the acquisition was $760,000 of which half was paid in cash at the closing and the balance pursuant to a one year note. In connection with the acquisition, the Company (i) assumed certain debts related to the assets, including bank indebtedness of approximately $19,500, (ii) entered into a contract with affiliates of Elite to acquire the real estate facility containing Elite's operating facility for approximately $1,200,000 in cash and short term mortgage notes, and (iii) assumed a lease for such facility until the closing of the real estate contracts of sale. The Company terminated the agreement for the purchase of the property and has entered into a long term lease for the facility. After the termination of such contract, a portion of the real estate purchase price has been reallocated to the asset agreement. The parties are currently in negotiations in connection with an adjustment to the asset purchase price and the terms of the payment of the balance of the purchase price.

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


         Unaudited proforma summary of consolidated operations for the nine months ended September 30, 1997 and 1996 assuming the above acquisitions had taken place on January 1, 1997 and 1996 respectively is as follows:


                                             Nine Months        Nine Months
                                            Ended 9/30/97      Ended 9/30/96
                                            -------------      -------------

Revenue..................................    $ 18,506,000         $ 19,353,000
Net income (loss)........................    $ (8,027,000)        $  1,118,000
Net income (loss) per common share.......    $      (1.54)        $        .23

         The proforma net loss for the nine months ended September 30, 1997 includes the intangibles write-down of $5,400,000 and the receivables adjustment, restructuring and other costs of $2,610,000 as further described in Notes E and F.

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


                                  Nine Months Ended September 30,          Three Months Ended September 30,
                                  -------------------------------          --------------------------------
                                     1997                   1996                  1997                  1996
                                     ----                   ----                  ----                  ----
                                            Per                    Per                    Per                 Per
                              Amount       Share       Amount     Share    Amount        Share     Amount    Share
                              ------       -----       ------     -----    ------        -----     ------    -----
Reported
  net income (loss)        $(8,057,000)   $(1.56)    $ 532,000    $.17    $(8,272,000)   $(1.49)    $192,000   $.06

Adjustment for
  cumulative preferred
  stock dividends              (51,000)     (.01)      (55,000)   (.02)       (13,000)     (.01)     (55,000)  (.02)
                           -----------    ------     ---------    ----    -----------    ------     --------   ----
Net income (loss) applicable
  to common stockholders
  and net income (loss)
  per share                $(8,108,000)   $(1.57)    $ 477,000    $.15    $(8,285,000)   $(1.50)    $137,000   $.04
                           ============   ======     =========    ====    ===========    ======     ========   ====

Weighted average common
  shares and common
  equivalent shares
  outstanding                5,160,400               3,202,500              5,541,800              3,390,300
                           ============              =========            ===========               ========

        Primary and fully diluted income per share amounts do not differ.

                       COMMUNITY MEDICAL TRANSPORT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(Note D) - Stockholders' Equity:

         On July 31, 1996 and August 7, 1996, the Company completed an equity financing from foreign investors for 3,437.5 shares of Series A convertible preferred stock with a liquidation value of $3,437,500 and 5,000 shares of Series B convertible preferred stock with a liquidation value of $5,000,000, respectively, for net proceeds of approximately $5,918,000. The preferred stockholders of each series were entitled to a 4% cumulative dividend on the stated liquidation value, and each share was convertible into shares of common stock at the lower of the market value for the five trading days prior to conversion or $7.00 per share, and would have automatically converted on July 31, 1998. All fees and commissions associated with such offerings are recorded against paid in capital. All of the Series A and 2,577.0 of the Series B have been converted into Common Stock as of December 31, 1996. 3,664.0 shares of the Series BB have been converted into common stock as of September 30, 1997. In March 1997, the Company filed a certificate authorizing the creation of a new series of preferred stock designated as Series BB, and subsequently eliminated the unissued Series B preferred stock from the certificate of incorporation. At December 31, 1996, there were 5,000 shares designated as Series A and 7,500 shares designated as Series B preferred stock. On September 30, 1997, there were 5,000 shares designated as Series A and 7,500 shares designated as Series BB preferred stock. In connection with such foreign financing, warrants to purchase up to 135,000 shares of common stock at $5.00 per share have been issued to a designee of a consultant.

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

         The conversion will be based upon the liquidation value of the preferred stock and will be exchangeable at $3.50 per share. The remaining 1,955.5 shares of Series B preferred stock were exchanged for 1,955.5 shares of Series BB preferred stock and 150,000 common stock purchase warrants. The liquidation value of the Series BB was $1,336,000 at September 30, 1997. The 150,000 warrants are exercisable at an initial exercise price of $4.00 per share, provided, however, that the purchase price may be adjusted under certain circumstances. The expiration date of the common stock purchase warrants is November 18, 2000.

 (Note E) - Intangibles write-down:

         Intangible assets are shown net of accumulated amortization, which includes a material write-down in the current period. The decline in the financial results of the operations of the Hudson Valley Companies acquired in 1996, has led the Company to re-evaluate certain assets for possible impairment. The resultant strategic and operational review and the application of the Company's objective measurement tests resulted in an re-evaluation of goodwill and customer lists relating to the Hudson Valley Companies. The underlying factors contributing to the decline in the financial results include changes in the marketplace for stricter medical necessity interpretations and the resultant changes in the relations with certain customers and increased competition. The Company determined the fair value of the assets based on discounted expected future cash flow. The re-evaluation resulted in a $5,400,000 write-down of Hudson Valley's goodwill and customer lists.

                       COMMUNITY MEDICAL TRANSPORT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(Note F) - Receivables adjustment, restructuring and other costs:

         During the third quarter of 1997, the Company began implementing a restructuring and consolidation program designed to enhance overall competitiveness and increase productivity and efficiency through the consolidation of the Company's previously separate operating entities into one company with separate operating divisions. This consolidation is intended to reduce certain redundancies in the operations, billing and dispatching as well as obtaining a better overall utilization of its operating personnel. This consolidation process will be further enhanced when the Company moves its headquarters and centralizes its billing and dispatching into one location in White Plains, NY. This move is expected to take place in January 1998. In connection with this consolidation, a partial consolidation of the billing process has already begun. After a re-evaluation during the third quarter of 1997 of the accounts receivable arising from the acquired companies, a charge to earnings was incurred for revenues billed subsequent to the acquisitions.

         In addition to the costs associated with the consolidation of the Company's separate operating companies identified above, the Company is also taking a charge to earnings for other costs. The Company defers certain costs incurred in connection with acquisitions. These costs are recorded as intangibles upon the acquisition. Based upon the upcoming consolidation and the evaluation of costs associated with potential acquisitions, management believes that the likelihood of the completion of these potential acquisitions has been reduced. Therefore, these costs have been charged against earnings in the current period.

         Listed below are the charges to earnings taken in the current period as restructuring and other costs:


    Deferred costs in connection with future acquisitions        $   843,000
    Receivables adjustment incurred in connection with
        acquired companies                                         1,371,000
    Severance settlement and moving costs                            396,000
                                                                 -----------
          Total restructuring and other costs                    $ 2,610,000
                                                                 ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996 Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Overview

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

Results of Operations

         The Company's total revenue amounted to $17,435,000 for the nine months ended September 30, 1997, as compared with $9,998,000 for the nine months ended September 30, 1996, an increase of $7,437,000 or 74.4%. The Company's total revenue amounted to $5,546,000 for the three months ended September 30, 1997, as compared with $4,494,000 for the three months ended September 30, 1996, an increase of $1,052,000 or 23.4%. The increase is due substantially to the additional revenues resulting from the acquisitions, and to a lesser extent, increased revenue generated from additional customer base of its business prior to the acquisitions. In connection with the operations of the businesses acquired by the Company, the Company has declined certain trips as a result of its stricter interpretations of the reimbursement regulations, consequently actual revenues are less than proforma revenues as set forth in Note B.

         Operating expenses increased by $6,293,000 or 103.6% to $12,367,000 for the nine months ended September 30, 1997 from $6,074,000 for the nine months ended September 30, 1996. Operating expenses increased by $1,516,000 or 54.7% to $4,289,000 for the three months ended September 30, 1997 from $2,773,000 for the three months ended September 30, 1996. These percentage increases were greater than the percentage increases in revenue due to the historically lower margins of the acquired companies as well as disproportionate increases in depreciation and amortization. In addition, the Company's costs also increased during the periods ended September 30, 1997 as the increased percentage of ambulance services requiring higher personnel costs increased. As a result of the foregoing, gross profit as a percentage of revenues decreased to (i) 29.1% for the nine months ended September 30, 1997 from 39.2 % for the nine months ended September 30, 1996, and (ii) 22.7% for the three months ended September 30, 1997 from 38.3 % for the three months ended September 30, 1996.

         Selling, general and administrative expenses increased by $2,446,000 or 85.6.% to $5,304,000 for the nine months ended September 30, 1997, from $2,858,000 for the nine months ended September 30, 1996. Selling, general and administrative expenses increased by $825,000 or 61.8% to $2,160,000 for the three months ended September 30, 1997, from $1,335,000 for the three months ended September 30, 1996. Such expenses as a percentage of revenues increased by 1.8% and 9.2% to 30.4% and 38.9% for the nine and three months ended September 30, 1997, respectively, from 28.6% and 29.7% for the corresponding periods in 1996, primarily as a result of the increased depreciation and amortization of the intangibles, increased bad debt reserves, as well as additional personnel and marketing costs offset by increased volumes and the elimination of certain redundant expenses associated with the acquisitions.

         The charge to earnings in the current period for the intangibles write-down of $5,400,000 is the result of the reduced operating results of the Hudson Valley Companies, and the corresponding measurement of its expected future discounted cash flows. The increased costs of the Hudson Valley Companies, particularly higher personnel costs, and the increased accounts receivable reserves on the existing customer base has led the Company to reduce its carrying amount of its intangible assets to net present value of the expected cash flows. This charge has been taken in the current period.

         The Company is currently consolidating its separate operating entities into one company with separate operating divisions. The Company has taken a charge to earnings in the current period in the amount of $2,610,000 which is primarily the result of an adjustment to accounts receivable of the Hudson Valley Companies and other acquisitions arising subsequent to the date of acquisition. The consolidation of the companies should be completed during the first quarter of 1998 and is intended, among other items, to obtain better overall utilization of its operating personnel. In addition, as described in Note F, the Company took a charge to earnings for severance and moving costs as well as costs previously deferred for future acquisitions, the completion of which, in the opinion of management, is questionable.

         Other income increased to $34,000 and $11,000 for the nine and three months ended September 30, 1997 respectively, as compared to zero for the same periods in the prior year. This was due to a management fee earned by the Company for the operation of an ambulance company.

         Interest expense increased by $249,000 or 102.9% to $491,000 for the nine months ended September 30, 1997 compared to $242,000 for the nine months ended September 30, 1996. Interest expense increased by $73,000 or 65.8% to $184,000 for the three months ended September 30, 1997 compared to $111,000 for the three months ended September 30, 1996. This increase is primarily due to the additional borrowing and debt incurred in connection with the acquisitions completed in 1996.

         Interest income decreased by $27,000 and $14,000 or 25.5% and 27.5% to $79,000 and $37,000 for the nine and three months ended September 30, 1997 compared to $106,000 and $51,000 for the nine and three months ended September 30, 1996. The reduction in interest income is primarily due to significant expenditures in connection with acquisitions which reduced available cash.

         The Company's income taxes amounted to a benefit of $567,000 and $777,000 for the nine and three months ended September 30, 1997, compared with a tax provision of $398,000 and $134,000 for the nine and three months ended September 30, 1996, respectively. The 1997 tax benefit resulted from the Company sustaining a taxable loss for the nine months ended September 30, 1997. Should the fourth quarter of 1997 result in taxable income, the benefit will be decreased, or may result in a net tax provision for the year ended December 31, 1997.

         The Company's net loss amounted to $8,057,000 and $8,272,000 or $1.57 and $1.50 per share for the nine and three months ended September 30, 1997, as compared to net income of $532,000 and $192,000 or $.15 and $.04 per share for the nine and three months ended September 30, 1996, respectively. This decrease in net income and earnings per share is attributable to both the additional expenses of the acquired entities as discussed above, including the intangibles write-down and the restructuring costs, as well as the additional stock issued as a result of the private placement of common stock and exercise and conversion of warrants and convertible securities issued.

         The Company has determined not to pursue any additional acquisitions pending consolidation of its separately operating entities into one operation. If the Company makes any acquisitions thereafter, the completion of any such acquisitions will increase the revenues and expenses of the Company, there can be no assurance that future net income will be positively impacted.

         In January 1997, the New York State Medicaid reimbursement rates were changed. The base rates were reduced, while certain other reimbursement rates were added or increased. The Company has taken certain courses of action including the elimination of certain operations which have become unprofitable, and is considering other various courses of action and cannot predict the overall effect of the changes at this time.

Liquidity and Capital Resources

         Cash used in operating activities amounted to $61,000 for the nine months ended September 30, 1997 as compared to $1,293,000 for the nine months ended September 30, 1996. The reduction in cash used in operating activities was largely the result of a decrease in accounts receivable due mainly to increased volume in the prior period, as well as a change in the payment schedule of governmental agencies, and an increase in depreciation and amortization in connection with the acquisitions.

         Cash used in investing activities amounted to $1,039,000 for the nine months ended September 30, 1997 as compared to $6,531,000 for the same period in 1996. The decrease in cash used in investing activities was largely the result of cash being utilized in the prior year for acquisitions. This was offset by capital expenditures associated with the purchase of vehicles and equipment, and a decrease in short term investments.

         Cash provided by financing activities amounted to $852,000 for the nine months ended September 30, 1997 as compared to $8,394,000 for the same period in 1996. The decrease in cash provided by financing activities was largely the result of proceeds in the prior period from the issuance of Common Stock, as well as the partial exercise of Common Stock Warrants exercised in the prior period. This was offset by additional bank borrowings and borrowings under capital lease obligations in the current period.

         In December 1996, the Company entered into a $10,000,000 credit facility to replace its previously existing $3,200,000 credit facility for working capital and capital expenditures. At September 30, 1997, there was $6,427,000 outstanding under this facility. A portion of this facility consists of a revolving credit arrangement which may only be drawn down if the Company has sufficient qualified accounts receivable. The Company, in the past, and may in the future, be temporarily unable to draw down desired amounts because of slow payment by reimbursement agents and as a result of delays in collection from recently acquired operations.

         At September 30, 1997, the Company was not in compliance with several financial covenants from its lenders. The lead lender has indicated its willingness to provide such waiver in connection with an amendment to the loan agreement which is currently in the process of being negotiated. Accordingly, the Company continues to classify such amounts as non-current. However, there can be no assurance that such waiver will be obtained.

         Working capital at September 30, 1997 amounted to $3,650,000 as compared to $3,811,000 at September 30, 1996. The Company currently believes that internally generated funds, and bank loans will provide sufficient liquidity and enable it to meet its currently foreseeable working capital requirements for existing operations for at least the next 12 months.

         The Company intends to complete additional acquisitions after the consolidation of the Company's operations. Additional financings, however, may be required in the future in connection with the Company's acquisition program.

Inflation

         The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or its profitability.

Item 2 - Changes in Securities.

     The following sets forth information relating to all securities of the Company sold from July 1, 1997 through September 30, 1997 without registering the securities under the Securities Act of 1933, as amended (the "Securities Act"):

     In July 1997 the Company issued 166,667 shares of Common Stock in consideration for $500,000 to a non-affiliate person. Exemption from registration is claimed for such issuance upon the exemption afforded by
Section 4(2) of the Securities Act.

     During September 1997, the Company issued 50,000 shares of Common Stock to two non-affiliate entities upon conversions of 175.0 shares of Series BB Convertible Preferred Stock. Exemption from registration under the Securities Act is claimed for such issuance upon the exemption afforded by Section 3(9) of the Securities Act.

Item 4 - Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of Stockholders held on July 24, 1997, several matters were presented to and voted upon by the Company's stockholders as follows:

       1. The Company's stockholders elected four directors for the ensuing year as follows:

           Dean L. Sloane              For: 4,779,874         Withheld: 38,363
           Craig V. Sloane             For: 4,778,109         Withheld: 40,128
           Bernard M. Kruger           For: 4,779,874         Withheld: 38,363
           Lucius J. Riccio            For: 4,786,992         Withheld: 31,315

       2.  To amend the Company's 1994 Directors' Stock Option Plan.
           For: 4,660,130              Withheld: 144,407      Abstain: 13,700

       3. To ratify the selection of Richard A. Eisner & Company, LLP as the Company's independent auditors for the fiscal year ending December 31, 1997.
          For: 4,729,602               Withheld: 87,170       Abstain: 1,465

Item 5 - Other Information.

     In July 1997, the Company entered into an agreement with Fox Ridge Transportation, Inc. ("Fox Ridge") to purchase of certain vehicles. The consummation of such agreement was completed in September 1997. The Company performed several agreements of Fox Ridge and has been entitled to the revenues therefrom, since July 1997.

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


Item 6 - Exhibits and Reports on Form 8-K.

     (a) Exhibits
         Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K - Not Applicable

                                  SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of November, 1997.



                             Community Medical Transport, Inc.
                                            (registrant)




                                     /s/ Dean L. Sloane
                                ------------------------------------------
                                Dean L. Sloane
                                President and Chief Executive Officer




                                     /s/ Donald J. Panos
                                ------------------------------------------
                                Donald J. Panos
                                Chief Financial Officer,
                                Principal Financial Officer and Principal
                                Accounting Officer