Form 10KSB
period 1997-12-31
COMMUNITY MEDICAL TRANSPORT INC
filed 1998-04-15
CIK 925602

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              ------------------

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31,1997

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
              __________________ to __________________

                        Commission file number: 0-24640

                       COMMUNITY MEDICAL TRANSPORT, INC.
             (Exact name of small business issuer in its charter)


             Delaware                               13-3507464
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                Identification No.)

                 4 Gannett Drive, White Plains, New York 10604
              (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number (914) 697-9233

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
                               (Title of Class)

              Redeemable Warrants expiring on September 29, 1999
                               (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes...X... No........

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the year ended December 31, 1997 are $22,814,000.

         The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the issuer is $4,440,156 (as of March 30, 1998).

         The number of shares outstanding of the issuer's common stock is 5,993,652 (as of March 30, 1998).

                      DOCUMENTS INCORPORATED BY REFERENCE

         Transitional Small Business Disclosure Format: Yes........   No...X...

                                    PART I


Item 1.      Description of Business

Introduction

         Community Medical Transport, Inc. (the "Company"), through its subsidiaries, provides medical transportation and other specialized transportation services in the New York-New Jersey metropolitan area. These services include specialized transportation for the handicapped, disabled, mentally retarded, elderly and chronically ill to and from day treatment centers, day care programs, hospitals, nursing homes, dialysis centers, and other health care facilities. This service is provided in ambulettes -- specialized vans that contain ramps and other equipment designed to secure and safely transport wheelchair bound passengers. These services also include emergency and non-emergency ambulance transportation services, including limited "911" emergency service, for patients who require basic medical care or supervision during transport to and from hospitals, nursing homes and other health care facilities.

         As overall demand for ambulance and ambulette services is increasing, contracting parties and regulatory authorities are imposing more stringent requirements in terms of quality of care and cost of service. Ambulance and ambulette service providers are facing increasing demand to deploy vehicles more efficiently, employ more highly trained personnel and otherwise operate more cost- efficiently. These requirements and their associated costs are producing consolidation opportunities as smaller service providers seek to combine with larger providers to gain access to greater financial, technological and managerial resources to improve dispatch systems, fleet maintenance, training of personnel, accounts receivable recovery and marketing capability. In addition, there are significant barriers to entry into this industry, particularly with respect to ambulance services. As a result, the Company believes that well-established transportation providers with a strong customer base, a reputation for high quality service, and profitable operations will have considerable opportunity to expand their operations through acquiring and consolidating smaller local providers.

         The principal executive offices of the Company are located at 4 Gannett Drive, White Plains, New York 10604 and its telephone number is (914) 697-9233.

         Unless the context otherwise requires, references to the "Company" contained in this Annual Report include the subsidiaries of the Company.

Recent Developments

         In May 1997, the Company completed its purchase of the Hudson Valley companies (the Hudson Valley companies) by acquiring all the shares of an affiliated company, Richards Decker Operating Company (RDO), and issuing shares and notes for the balance of the purchase price pursuant to an amendment dated as of December 31, 1996 ("December Amendment") to a Purchase Agreement dated February 28, 1996 and amended on August 12, 1996 (the "Original Agreement"), among the Company, Alan McGeorge, Harvey H. McGeorge Co., Inc. and Hudvalco, Inc. Pursuant to the December Amendment the balance of the purchase price for the Hudson Valley companies was increased by $125,000 to $1,175,000 leaving a balance of $1,132,772 after adjustments. The unpaid purchase price was paid by (i) issuing 153,846 shares of the Company's Common Stock to Alan McGeorge pursuant to a conversion right of the original note (ii) issuing 7,979 additional shares of the Company's Common Stock and (iii) issuing a five month note (the New Note) in the amount of $566,386 payable in five equal installments convertible into shares of the Company's Common Stock in certain circumstances. The Company through the issuance of additional shares or cash payment guaranteed the price of its Common Stock at $3.50 per share.

         In July 1997, the Company renegotiated the amount due on the New Note and the New Note was repaid in full for the amount of $500,000. In conjunction with the repayment of the New Note, the Company issued 166,667 shares of its Common Stock to a third party, Ronald Davis, in consideration for $500,000.

         On July 29, 1997, the Company entered into an Asset Purchase Agreement with John Gillen, the sole shareholder of Fox Ridge Transportation, Inc. ("Fox Ridge"), to acquire certain vehicles owned by Fox Ridge. The consummation of such agreement was subject to the delivery of certain documents by Fox Ridge and the assumption by the Company of Fox Ridge's outstanding indebtedness and leasehold obligations relating to the vehicles, all of which were completed by October 1, 1997. Pending delivery of such documents, the Company operated the business of Fox Ridge and received the revenues since July 29, 1997. Pursuant to the terms of the Asset Purchase Agreement, the Company paid Mr. Gillen upon consummation a purchase price of $1,140,000, by (i) issuing 130,969 shares of the Company's Common Stock to Mr. Gillen and (ii) assuming approximately $485,000 of outstanding debt of Fox Ridge, which debt was refinanced by the Company. The Asset Purchase Agreement also provides for the issuance of additional shares, up to a maximum of 65,485 shares, to Mr. Gillen if Mr. Gillen is unable to sell the shares received in this transaction at $5.00 per share. Any additional shortage will be paid in cash by the Company.

         The Company is currently consolidating its separate operating entities into one company with separate operating divisions. The Company has taken a charge to earnings for the fiscal year ended December 31, 1997 in the amount of $1,371,000, which is primarily the result of a writedown of accounts receivable of certain of the acquired companies arising subsequent to the acquisitions, and $1,239,000 for costs relating to this consolidation, including severance and other costs previously deferred for future acquisitions, the completion of which, in the opinion of management, is not likely to occur. The consolidation of the companies was substantially completed during the first quarter of 1998. The Company expects the remainder of the consolidation to be completed during the second quarter of 1998.

         The Company has also taken a charge to earnings of $5,400,000 for the year ended 1997 for the write-down of intangibles, which is the result of reduced operating results of the Hudson Valley companies and the corresponding measurement of its expected future discounted cash flows. The increased costs of the Hudson Valley companies, particularly higher personnel costs and the reductions in service revenues, caused by, among other things, changes in relations with certain customers and increased competition, has led the Company to reduce its carrying amount of its intangible assets to net present value of the expected future cash flows.

         The intangible writedown referred to above arose out of the acquired operations of the Hudson Valley companies. This writedown resulted from a significant reduction in revenues of the Hudson Valley companies, thereby reducing income derived from and the value of that acquisition as represented in the Original Agreement. The Company anticipates taking legal action against the former owners of the Hudson Valley companies for failure to make appropriate disclosures.

         The Company has determined not to pursue any additional acquisitions pending consolidation of its separate operating entities into one operation, which consolidation commenced in the third quarter of 1997 and is expected to be completed in the second quarter of 1998. If the Company makes any acquisitions thereafter, the completion of any such acquisitions will increase the revenues and expenses of the Company. However, there can be no assurance that future net income will be positively impacted. Additional financing, however, may be required in the future in connection with any future acquisitions.

         At December 31, 1997, the Company was not in compliance with several financial covenants from its lenders. The lenders have provided a waiver in connection with an amendment to the loan agreement, which was completed on April 14, 1998.

Industry Background

         Based on the Company's review of publicly available documents produced by other service providers, the Company believes that costs of operating ambulance and ambulette services in the United States have grown approximately 10% per year over the last decade. Although the ambulance service industry has recently experienced an increase in consolidation by large national companies, the Company believes that the medical transportation industry continues to be highly fragmented, with over 2,000 privately-owned companies.

         The Company believes that the increase in costs for ambulance services has been a result of an increase in both the number of ambulance transports and the average expenditures per transport. The growth and aging of the U.S. population have increased demand for medical services, including general ambulance and ambulette services. In addition, a greater emphasis on cost containment through earlier hospital discharge and on the use of outpatient facilities and home care therapy has resulted in an increased need for ambulance and ambulette services to provide patients with transportation under medical supervision. The enactment of the Americans with Disabilities Act in 1990 has also resulted in a greater need for para-transit services.

Strategy

         As overall demand for ambulance and ambulette services increases, contracting parties and regulatory authorities are imposing more stringent requirements in terms of quality of care and cost of service. Ambulance and ambulette service providers are facing increasing demand to deploy vehicles more efficiently, employ more highly trained personnel and otherwise operate more cost- efficiently. These requirements and their associated costs are producing consolidation opportunities as smaller service providers seek to combine with larger providers to gain access to greater financial, technological and managerial resources to improve dispatch systems, fleet maintenance, training of personnel, accounts receivable recovery and marketing capability. In addition, there are significant barriers to entry into this industry, particularly with respect to ambulance services. As a result, the Company believes that well-established transportation providers with a strong customer base, a reputation for high quality service, and profitable operations will have considerable opportunity to expand their operations through acquiring and consolidating smaller local providers.

         The Company believes that the fragmented nature of its industry combined with increasing performance requirements and cost burdens imposed on smaller companies creates favorable acquisition and expansion opportunities for the Company.

         In the New York-New Jersey metropolitan and surrounding area the Company had intended, through such acquisitions and expansion, to build a network of and become a significant provider of ambulette and ambulance services. The Company believes it is now a significant medical transportation provider in the New York-New Jersey metropolitan area. The Company has determined not to pursue any additional acquisitions pending consolidation of its separate operating entities into one operation.

         The Company intends to further expand through internal growth and, after its consolidation of its separate operating entities into one operation, acquisitions. The Company intends to achieve this by:

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

         The Company may also seek to expand through the acquisition of ambulance and ambulette providers outside of the New York-New Jersey metropolitan area with high quality management and strong performance records. The Company will consider acquisition candidates that it believes offer attractive opportunities for intrinsic growth and expansion into nearby service areas and where the Company believes it may become a significant provider.

         Management believes that such acquisitions would enable it to achieve economies of scale, improve its gross margins and increase its ability to compete with other service providers. The

Company may retain senior management of acquired companies outside of the New York-New Jersey metropolitan area after the acquisition to manage local operations. The Company will also consider acquiring businesses that provide related health care services including the distribution of durable medical equipment and supplies.

Ambulette Services

         The Company provides specialized transportation for the handicapped, disabled, mentally retarded, elderly and chronically ill to and from day treatment centers, day care programs, hospitals, nursing homes, dialysis centers, and other health care facilities in the New York-New Jersey metropolitan area. This service is provided in ambulettes -- specialized vans that contain ramps and other equipment designed to secure and safely transport wheelchair bound passengers as well as ambulatory passengers. The Company provides two principal types of ambulette services to its customers:
"pre-scheduled day treatment" and "scheduled daily in advance."

         The "pre-scheduled day treatment" services, which accounted for over 37% of the Company's revenues during 1996 and approximately 29% of the Company's revenues during 1997, are provided to customers both with and without contracts. Under this service, the customer or provider typically retains the Company to provide regularly scheduled transportation services for patients who attend the provider's facilities on a daily or other regularly scheduled basis. Transportation is generally between the patient's residence and the customer's health care facility and is provided five days a week except for long term care and other specialized situations in which service is provided seven days a week. Users of such services include health care facilities such as dialysis centers, adult day centers that service the elderly, day treatment programs that service individuals with mental retardation and, in certain cases, other developmental disabilities, and comprehensive health care facilities which serve as a long-term, "day care" alternative to nursing homes.

         The "scheduled daily in advance" services are provided to nursing homes and other health care facilities on an "as-needed basis" pursuant to direct calls from the customer. Transportation for this service is generally between residences or nursing homes and hospitals or other health care facilities and is generally requested by the customer not more than one day in advance.

         The Company has entered into an agreement with Union County, New Jersey in connection with para-transit services (including medical and non-medical transportation) provided by the county. Drivers required by the county are provided by the Company pursuant to this agreement. Commencing January 1, 1998, these services were expanded pursuant to a separate agreement to include dispatching of the vehicles.

Ambulance Services

         The Company, through its subsidiaries, provides general ambulance services to patients requiring various levels of medical supervision during transfer to and from residences and health care facilities. The Company's ambulance business commenced in February 1994 and was significantly augmented as a result of recent acquisitions and marketing efforts.

         Ambulance operations generated approximately 37% and 49% of the Company's total revenues during the years ended December 31, 1996 and 1997, respectively. Presently, the Company's ambulance services are provided primarily in New York City, particularly Manhattan and the Bronx, as well as the Hudson Valley and Westchester area of the New York-New Jersey Metropolitan area. The Company initiated limited ambulance services in northern New Jersey in 1996 and significantly expanded such services in 1997. While limited to basic life support ("BLS") services under New Jersey regulation, the Company intends to expand the northern New Jersey operations to a 24 hour, 7 days per week basis in early 1998.

         The Company is licensed to provide ambulance services in New York City, Westchester, Rockland, Orange, Putnam, Dutchess, northern New Jersey and other counties in southeastern New York State. The Company's ambulances provide both BLS services and advanced life support services ("ALS"). BLS service is utilized by patients requiring a basic level of medical supervision during transport. BLS services may include basic airway management, hemorrhage control and stabilization of fractures. ALS service requires advanced life support systems such as cardiac monitors, defibrillators, oxygen delivery systems and specialty pharmaceutical and medical supplies.

         The Company currently provides only limited "911" emergency services because such services are provided by municipal authorities in the geographic areas in which the Company operates. The Company provides exclusive 911 services to two townships in Rockland County.

         Ambulance units are staffed by two EMTs and equipped with medical supplies, oxygen delivery systems, and equipment necessary to administer first aid and other medical treatment. ALS ambulance units, staffed by crews of specially certified EMTs (paramedics), are equipped with advanced life support equipment, such as cardiac monitors, defibrillators, specialty pharmaceuticals and medical supplies. The Company's ambulance services are typically provided pursuant to arrangements with health care facilities and are either scheduled in advance or provided on an as- needed basis.

Marketing and Sales

         The Company markets it's services on the basis of quality of care, reliability, reputation and cost. As part of its strategy, the Company substantially expanded its marketing efforts in 1997. During the year the Company retained several sales representatives each responsible for a particular area. The representatives receive a base salary and additional compensation based upon increased revenues in the territory for which they are responsible. In addition, the Company retains several customer care representatives (CCRs) who are based at major hospitals that the Company services. In addition to serving as liaison between the hospitals staff and the Companys ambulance dispatch/billing personnel, the CCRs also market the Companys services to area nursing homes and smaller hospitals.

         The Company markets its ambulette services principally to day treatment centers and day care programs which provide programs for the handicapped, disabled and elderly, as well as other health care facilities that require a stable and reliable source of medical transportation for its patients. The Company provides its ambulance services to several major hospitals and nursing homes in New York

City, Rockland and Westchester counties. As part of its marketing strategy, the Company has developed more than two dozen managed care provider contracts and is seeking to enter into arrangements to become a single source transportation provider for medical institutions.

Personnel Training and Quality Assurance

         As of December 31, 1997, the Company employed 141 EMTs and 74 paramedics. In general, EMTs furnish basic and emergency treatment while transporting patients in ambulances. EMTs must be state certified to perform basic and emergency care services. Certification as an EMT in the geographic area in which the Company provides services requires completion of a training program designed by the state. Paramedics providing ALS are required to complete advanced training courses for more advanced emergency care services. The Company carefully screens all job applicants and is committed to providing consistently high quality transport and other services. All of the Company's ambulette drivers are subject to state regulation. They must have a commercial driver's license with a designation to transport passengers. Each new driver must undergo a physical examination and testing for controlled substance abuse. Additionally, the Company verifies the driving record of each new driver.

Billing and Collection

         The Company derives a substantial majority of its revenue from reimbursement by third-party payors, particularly Medicaid and Medicare, typically invoicing and collecting payments directly from the third party payor. During the fiscal years ended December 31, 1996 and 1997, the Company derived approximately 60% and 44%, respectively, of its net revenues from Medicaid and Medicare; 11% and 9%, respectively, of its net revenues pursuant to contracts with Beth Abraham Hospital (the Company's only fixed-cost provider); and 29% and 47%, respectively, of its net revenues from private insurers and other non-governmental sources.

         The Company has only two contracts with municipalities or health care facilities which require the Company to provide services without regard to a patient's insurance coverage or ability to pay. Such requirements are generally imposed on ambulance services which provide "911" or other emergency services on an exclusive basis. The Company provides 911 services to two towns in Rockland County. Overall, the Company believes that on an ongoing basis, uncompensated trips will not be significant. See Description of Business Recent Developments.

         The Company has developed an expertise in processing claims to third-party payors. The Company uses specialized software systems to specifically tailor and electronically submit most claims to Medicaid, Medicare and certain other third-party payors. The Company believes that its expertise in processing third-party claims reduces the collection time on its receivables and results in fewer rejected claims based on incomplete or inaccurate information. Through this expertise and its consolidation of the billing and collection departments of its recent acquisitions, the Company has written down $1,371,000 of its accounts receivables and as a result has taken a charge to earnings for the year ended December 31, 1997. See Description of BusinessRecent Developments and Management's Discussion and Analysis of Financial Condition and Results of Operations for information with respect to this writedown.

Principal Customers

         During 1997 the majority of the Company's services are provided pursuant to oral arrangements or short-term, non-exclusive contracts with its customers. However, the Company provides ambulette services to a significant customer, Beth Abraham Hospital (and affiliates) located in Bronx County, New York, pursuant to written contracts since 1988. Under these contracts, the Company provides ambulette services on an exclusive basis for two programs of the hospital: an adult day treatment center and a comprehensive care management center, an innovative alternative to nursing home care for many people who are elderly and have physical disabilities. These agreements, as amended, will expire on December 31, 1998. During the years ended December 31, 1996 and 1997, the Company derived approximately 13% and 10%, respectively, of its revenues from services provided on behalf of Beth Abraham Hospital and its affiliates including amounts reimbursed by third parties. Dean Sloane, President of the Company, serves as honorary director of Beth Abraham Hospital, without compensation. As the Company's other business expands and acquired businesses are operational for a full year, it is anticipated that Beth Abraham will account for an increasingly lower percentage of revenues in 1998 and in the future.

         The Company provides para-transit transportation services to the County of Union, New Jersey pursuant to written contracts, which have been extended through December 31, 1998. During the years ended December 31, 1996 and 1997, the Company derived approximately 8% and 6%, respectively, of its revenues from services provided to the County of Union, New Jersey. The Company expects that these revenues will increase for the fiscal year ending 1998 since the Company commenced additional services to the County of Union, New Jersey as of January 1, 1998.

         The Company provides transportation services to several day treatment centers. In some cases, the majority of the people transported live in group homes, which are operated by either voluntary or state agencies. The Company negotiates separate arrangements with the group homes and day treatment centers for the transportation needs of their clients.

         As a result of acquisitions and trends in the medical transportation industry the Company has entered into additional agreements for medical transportation services. In the New York-New Jersey metropolitan area, large hospitals and health institutions are seeking to enter into single source medical transportation contracts and the Company has entered into such agreements with several hospitals.

Competition

         The ambulance and ambulette service industry is highly competitive. Principal participants include government entities, large regional ambulance service providers, hospitals and numerous local providers. The Company competes with several large firms in its New York City market, including American Medical Response (a subsidiary of Laidlaw), Transcare and Metropolitan Ambulance as well as Mobile Life Support in the Hudson Valley region. The Company also encounters competition, particularly with respect to ambulette services, from small commercial providers operating in the New York - New Jersey metropolitan area. The Company believes that health care facilities in the geographic area serviced by the Company consider quality of care, reliability and reputation to be the most important factors in utilizing a medical transportation provider, although other factors such as financial stability, personnel policies and practices and cost are also considered. In addition to present competition, other companies that do not currently operate ambulance or ambulette services may enter the ambulance or ambulette service business. There can be no assurance that health care facilities that presently contract for ambulance or ambulette services will not choose to provide ambulance or ambulette services directly in the future.

         Persons or entities seeking to enter the ambulance industries have typically been required to acquire an existing entity already in possession of an ambulance license. Consequently, the Company believes that competition has been occurring in the environment of a substantially fixed number of ambulance licenses.

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

Government Regulation

         The ambulance and ambulette service industry is subject to governmental regulation at the federal, state and local levels. At the federal level, the Company is subject to regulations under the Occupational Safety and Health Act designed to protect employees of the Company. The federal government also recommends standards for ambulance design and construction, medical training curriculum, and designation of appropriate trauma facilities, which standards may be modified by state agencies.

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

         Applicable federal, state and local laws and regulations are subject to change. The Company currently believes that it is substantially in compliance with regulatory requirements applicable to its ambulance and ambulette service business. These regulatory requirements, however, may require the Company in the future to increase its capital and operating expenditures in order to maintain current operations or initiate new operations.

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

         Medicare is a federal health insurance program for the elderly and for chronically disabled individuals, which pays for ambulance services when medically necessary. Medicare uses a charge- based reimbursement system for ambulance services and reimburses 80% of charges determined to be reasonable by Medicare, subject to the limits fixed for the particular geographic area. The patient is responsible for paying the balance of the bill, and Medicare requires the Company to expend reasonable efforts to collect the balance. Medicare does not reimburse the Company for amounts the Company can not collect from the patient. In determining reasonable charges, Medicare considers and applies the lowest of various charge factors including the actual charge, the customary charge, the prevailing charge in the same locality, the amount of reimbursement for comparable services or the inflation-indexed charge limit.

         The Company, like other Medicaid and Medicare providers, is subject to governmental audits of its Medicaid and Medicare reimbursement claims, but to date the Company has not experienced significant adjustments as a result of any such audit. As a provider of services under the Medicaid and Medicare programs, the Company is also subject to the Medicaid and Medicare fraud and abuse laws. The laws prohibit any bribe, kickback or rebate in return for the referral of Medicaid or Medicare patients. Violations of these prohibitions may result in civil and criminal penalties and exclusion from participation in the Medicaid and Medicare programs.

         Pursuant to the federal/state statutory schemes for the regulation and administration of the Medicaid program, each state has a Medicaid Fraud Control Unit. The Company believes that it has complied with all appropriate regulations. Nevertheless, the State of New York disputed certain claims for which the Company received reimbursement during a four and one-half year period. In August 1997, the Company entered into a stipulation pursuant to which it paid $97,000 for disputed claims and received a release from the State.

         Government funding for health care programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, determinations by intermediaries and governmental funding restrictions, all of which could materially increase or decrease program reimbursements for ambulance services. In recent years, Congress has consistently attempted to curb federal spending on such programs. Amounts under reimbursement programs are subject to administrative interpretation and enforcement policies. Currently, several agencies have taken restrictive positions concerning Medicaid reimbursement. It is likely that future funding levels for Medicare and Medicaid programs will be reduced from present levels. The current Congress and various states are considering proposals to reduce expenditures under various reimbursement programs. Government agencies in the areas in which the Company operates have proposed extensive budgetary reductions and rules changes for these programs. The Company can not predict the overall effect on it as a result of any budget or policy cuts, but such actions could adversely affect the Company.

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

Equipment

         As of December 31, 1997, the Company's fleet included 166 ambulettes and 66 ambulances. Except for 31 leased vehicles, the Company owns all of its vehicles.

Employees

         As of December 31, 1997, the Company had a total of 564 employees of which approximately 431 were full-time and 133 were part-time employees. Of these, 504 employees were involved in medical transport services and 60 management, administrative and clerical personnel. Prior to the acquisition of A-1 Ambulance Service, Inc. (A-1), the Company was not a party to any collective bargaining agreements. The drivers, EMTs and paramedics of A-1 were subject to a collective bargaining agreement until 1997 when they voted to decertify the union. During 1997, ambulance drivers located in Yonkers, New York and ambulette drivers located in Yonkers, New York and Union, New Jersey voted to be unionized. The Company is currently negotiating a formal agreement with the unions. The Company considers its relations with employees to be good.

Item 2.      Description of Property

         The Company leases approximately 7,600 square feet in a facility located in White Plains, New York, utilized for the Company's executive offices and administrative purposes (accounts receivable collection, dispatch and related functions). The base rental expense for the facility is currently $159,600 per year, increasing $1,896 per year each second year commencing in 2000. The lease for the facility expires in March 2005.

         The Company leases a facility located in Yonkers, New York, for dispatch and vehicle basing, garaging and maintenance. The base rental expense for the facility is currently $120,000 per year, increasing approximately $3,600 per year each year commencing in 1998. The lease for the facility expires in March 2002.

         In 1997 the Company leased a small office in Union, New Jersey for the administration, including dispatch, of its Union County para-transit contract.

         In conjunction with certain acquisitions, subsidiaries of the Company entered into leases for garage and operating facilities in Bedford Hills, New York, Haverstraw, New York and Orange, New Jersey. These facilities typically consisted of garage, dispatch and office facilities. However, the Company has been consolidating certain of these facilities. At December 31, 1997, these facilities consisted of the following: (a) the facility in Bedford Hills is 5,000 square feet for office space at an annual rental of $37,000 pursuant to a lease that expires in August 1998; (b) the facility in Haverstraw is 13,000 square feet for office space and a garage at an annual rental of $72,000 pursuant to a lease that expires in August 2001; and (c) the facility in Orange is 16,000 square feet for office space and a garage at an annual rental of $57,000 pursuant to a lease that expires in March 1999.


Item 3.      Legal Proceedings

         In April 1997, a former employee of a subsidiary of the Company commenced an action against the Company and the subsidiary entitled Allen Bemus v. Community Medical Transport, Inc. and Empire Ambulance and Ambulette, Inc., in the Superior Court of Connecticut (the "Bemus Action"). The Bemus Action alleges breach of an employment agreement and a covenant not to compete, a breach of the covenant of good faith and fair dealing in connection with the aforesaid agreements, defamation, lost wages and negligent infliction of emotional distress. The Bemus Action seeks damages of approximately $250,000, plus punitive damages. The Company believes that it has valid and meritorious defenses to the Bemus Action, as well as offsets against the claims asserted in the complaint, and has prepared an appropriate answer. The trial, which commenced on March 25, 1998, will be continuing in May 1998.

         A second action was filed against the Company and the subsidiary by two former officers and shareholders of A-1 Ambulance Service ("A-1 Ambulance"). In June 1996, the Company had acquired from A-1 Ambulance certain assets pursuant to an asset purchase agreement dated December 29, 1995. That action, entitled A-1 Ambulance Service, Inc., David J. Warburg and Helen

H. Hendrie v. Community Medical Transport, Inc. and Empire Ambulance and Ambulette, Inc. (the "Warburg Action"), was filed on June 25, 1997 in the Supreme Court of the State of New York, County of Westchester and was served upon the Company on July 10, 1997. The Warburg Action alleges breach of the employment agreements entered into between the Company and the former shareholders of A-1 Ambulance and seeks damages, in the aggregate, of approximately $325,000. On September 8, 1997, the Company served a motion to stay the action and to compel arbitration since the written agreements upon which the claims in the Warburg Action are based provide that disputes under those agreements are subject to arbitration. On October 22, 1997, the Companys motion was granted and the Company was awarded statutory motion costs. As of this date, the plaintiffs in the Warburg Action have not commenced arbitration. In the event that plaintiffs do commence an arbitration, the Company believes that it has valid and meritorious defenses to the Warburg Action, as well as offsets against the claims asserted in the complaint, and it will continue to vigorously oppose that action.

         In February 1998, the Company filed an action against a provider of day treatment and/or day rehabilitation services for which the Company previously had provided ambulette and transportation services pursuant to a transportation agreement. That action, entitled Community Medical Transport, Inc. v. Professional Service Centers For The Handicapped, Inc. (the CMTI Action), was filed on February 4, 1998 in Supreme Court of the State of New York, County of Westchester. The CMTI Action alleges breach of contract by Professional Service Centers For The Handicapped, Inc. (PSCH) as a result of its failure and refusal to pay the Company an outstanding balance of $187,422 for the Companys services and quantum meruit based upon the reasonable value of those services. On March 16, 1998, PSCH served an answer which contains one counterclaim for unspecified damages based upon the PSCHs claim that the Company breached the transportation agreement. The answer which was served was defective. PSCHs counsel was promptly notified of the deficiency and requested to serve a properly signed pleading. As of March 31, 1998, such a pleading has not been received. The Company intends to vigorously prosecute this action and oppose the counterclaim.

         In an action entitled Medical Transportation Corp. v. Community Medical Transport, Inc., and Community Ambulette Service, Inc., Medical Transportation Corp. (Med-Trans) alleges that during the 12 month period commencing December 1, 1996 and ending November 30, 1997, the Company willfully, voluntarily and deliberately terminated relationships with numerous customers and unilaterally ceased to provide services to said customers. Med-Trans is the holder of promissory note from the Company, the principal of which is subject to adjustment based on total annual revenues from an ambulette business acquired from Med-Trans. Med-Trans is seeking a payment in the amount of $228,000. The Company filed an answer to the complaint on March 30, 1998, together with affirmative defenses, stating, among other things, that at no time did the Company voluntarily decide not to service a customer. The Company intends to vigorously oppose this action.

         An action entitled Kenneth P. Silverman, Esq., Trustee of the Estate of BR Ambulance Service, Inc. d/b/a American Ambulance and Oxygen Service, Inc. v. Community Medical Transport, Inc., et al., was filed in the Bankruptcy Court for the Eastern District of New York. By complaint dated February 12, 1998, the Chapter 7 Trustee of BR Ambulance Service, Inc. (BR) has sued the Company alleging that the Company was the recipient of fraudulent conveyances from BR arising out of an asset purchase agreement between the Company and BR, dated March 12, 1995, wherein the Company allegedly agreed to purchase the assets of BR for a base purchase price of $2,000,000 plus additional consideration to be calculated pursuant to a specified formula. The complaint further alleges that subsequently BR transferred various assets to the Company but the Company did not pay the specified consideration and accordingly owes the Trustee of BR not less than $2,000,000. The Companys time to respond to the complaint has been extended to April 21, 1998. The Company vigorously disputes the material allegations of the complaint.

         In March 1998, the landlord for the Companys facilities in Haverstraw, New York commenced an action against a subsidiary of the Company in the Justice Court of the Village of Haverstraw, County of Rockland entitled Tor Avenue Realty, Inc. v. Century Ambulance & Ambulette, Inc. (the Tor Action). The Tor Action alleges unpaid rent tax and utility payments in the amount of approximately $57,000. The owner of Tor Avenue Realty, Inc. is one of the former owners of the Hudson Valley companies. The Company intends to vigorously oppose this action and is currently considering a counterclaim.

         From time to time the Company is a party to litigation arising in the ordinary course of business. There can be no assurance that the Company's insurance coverage will be adequate to cover all liabilities occurring out of such claims. In the opinion of management and except as described above, the Company is not engaged in any legal proceedings expected to have a material adverse effect on the financial condition or results of operations of the Company.


Item 4.      Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II


Item 5.      Market for Common Equity and Related Stockholder Matters

         The Company's common stock and redeemable warrants are currently traded on The Nasdaq SmallCap Market under the symbols "CMTI" and "CMTIW", respectively.

         Between July 1995 and August 1997, the Company's common stock and redeemable warrants were listed on The Nasdaq National Market. Although the Company did not agree with the decision to terminate the listing of the Company's securities from The Nasdaq National Market, in the view of The Nasdaq Stock Market Inc., the Company did not comply with certain Nasdaq criteria not related to the financial condition of the Company.

         Set forth below are the high and low bids for the Company's common stock and redeemable warrants on The Nasdaq SmallCap Market between August 1, 1997 and December 31, 1997. Such quotations reflect interdealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions. Also set forth below are the high and low sales prices for the Company's common stock and redeemable warrants on The Nasdaq National Market between January 1, 1996 and July 31, 1997.



                                             Common Stock                             Redeemable Warrants
                                 ------------------------------------         -----------------------------------
                                       High                  Low                       High                  Low
                                 ----------------      ----------------          ----------------      ----------------

1997
First Quarter                    $4-1/4                $3-3/16                   1-3/8                 -11/16
Second Quarter                   3-5/16                2-3/4                     -13/16                -21/32
Third Quarter                    3                     2                         -21/32                -7/16
Fourth Quarter                   2-1/8                 1-3/32                    -15/32                -1/8

1996
First Quarter                    $8-3/4                $6-7/8                   $3                    $1-5/8
Second Quarter                   8-5/8                  5-1/8                    2-11/16               1
Third Quarter                    7                      4-13/16                  1-13/16               1-1/4
Fourth Quarter                   5                      2-15/16                  1-7/16                -27/32

         As of December 31, 1997, there were approximately 66 recordholders of the Company's common stock and 7 record holders of redeemable warrants, although the Company believes that there are more than 1,000 beneficial owners of its common stock.

         During the three months ended December 31, 1997, the Company issued 294,320 shares of Common Stock, without registration under the Securities Act of 1933 (the Securities Act), to two non-affiliate entities upon their conversion of 1,030.1 shares of the Companys Series BB Convertible Preferred Stock. The Company claimed Section 3(9) of the Securities Act as the exemption from registration of such transaction.

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


Item. 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         For all periods presented, the financial information includes the accounts of all operating subsidiaries of the Company acquired prior to 1996. Between May and August 1996, the Company completed five acquisitions (the 1996 Acquisitions) by wholly-owned subsidiaries of the Company. The operations for the 1996 Acquisitions were accounted for by purchase method accounting and revenues and expenses from those operations are only included for a portion of 1996 but for all of 1997. The Company did not complete any significant acquisitions in 1997.

         The Company's total revenue, which is comprised primarily of ambulette and ambulance service fees charged to Medicare, Medicaid, other third party payors such as private insurance carriers and health maintenance organizations, and directly to patients, is presented net of contractual adjustments.

Forward Looking Statements

The following statements and certain other statements contained in this annual report on Form 10- KSB are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include, but are not limited to the following (i) general economic conditions, (ii) competitive market influences, (iii) third party reimbursement rate changes (iv) availability of insurance at reasonable costs (v) customer relations and (vi) increased competition.

Results of Operations

         Year Ended December 31, 1997 as Compared with Year Ended
December 31, 1996

         Revenues increased by $7,282,000, or 46.9%, to $22,814,000 in 1997 from $15,532,000 in 1996. The increase is due substantially to the additional revenues resulting from a full year inclusion of the 1996 Acquisitions, and to a lesser extent, increased volume generated from its customer base prior to such acquisitions. These acquisitions have resulted in a shift of the Companys revenues from predominantly an ambulette based Company to virtually an even mix of ambulette and ambulance revenues. In addition to the revenue mix change, the payor mix has also changed. The reimbursement from Medicare and Medicaid has been reduced significantly as a percentage of revenues, from 60% in 1996 to 44% in 1997 while the reimbursement from private insurers and other non governmental agencies has increased from 29% in 1996 to 47% in 1997. The Company during 1997 began to decline certain trips previously performed by operations of the businesses acquired, as a result of the Companys stricter interpretations of the reimbursement regulations. The stricter interpretations caused changes in relationships with certain customers, thereby reducing revenues and increasing competition.

         Operating expenses increased by $6,647,000, or 67.7%, to $16,466,000 in 1997 from $9,819,000 in 1996. This percentage increase was greater than the percentage increase in revenue due to the inherently lower margins of the acquired companies. As a result of the increase in ambulance services, the Company's overall costs of providing services also increased during the year ended December 31, 1997. Ambulances require at least two employees who are more highly trained, (either EMTs and or Paramedics), for the transport of a single patient while ambulettes transport multiple patients with less skilled employees, typically with one driver, and in certain circumstances a matron. The increase in operating costs has been slightly offset by a reduction in insurance expenses. The Company significantly reduced its insurance costs while maintaining the same levels of coverage, as a result of consolidating certain policies, particularly the automobile, general liability and professional liability policies. The other operating costs of the Company (fleet maintenance, rent and depreciation and amortization) have remained relatively constant as a percentage of revenues. As a result of the foregoing, gross profit as a percentage of revenues decreased from 36.8% to 27.8%, even though gross profit increased by $635,000, or 11.1%, to $6,348,000 in 1997 from $5,713,000 in 1996.

         Selling, general and administrative expenses increased by $2,256,000, or 47.6%, to $6,996,000 in 1997 from $4,740,000 in 1996, primarily as a result of the increased depreciation, amortization of the intangibles and bad debt reserves, as well as additional personnel and marketing costs. This increase in costs was offset by the elimination of certain redundant expenses associated with the acquisitions. These costs as a percentage of revenues remained basically constant as revenues increased proportionally.

         The charge to earnings for the intangibles write-down of $5,400,000 for the year ended December 31, 1997 is the result of the reduced operating results of the Hudson Valley companies and the corresponding measurement of its expected future discounted cash flows. The increased costs of the Hudson Valley companies, particularly higher personnel costs and the reductions in service revenue, caused by, among other things, changes in relations with certain customers and increased competition, has led the Company to reduce its carrying amount of its intangible assets to net present value of expected future cash flows as required by general accepted accounting principles.

         The Company is currently consolidating its separate operating entities into one company with separate operating divisions, which includes a consolidation of the billing process. In connection with this process, a re-evaluation of outstanding accounts receivable resulted in a write-down of $1,371,000 principally relating to the Hudson Valley companies, for revenues billed subsequent to its acquisition. The Company also charged operations for $396,000 primarily relating to severance costs and $843,000 for costs previously deferred in connection with potential acquisitions which management believes are unlikely to be completed. This consolidation, which is substantially complete, is intended, among other items, to obtain better overall utilization of its operating personnel by increasing efficiency and reduce costs in future periods.

         Income from operations (exclusive of the intangible and the accounts receivable write-downs and the additional charge to earnings described above aggregating $8,010,000) decreased by $1,621,000, or 166.6%, to a loss from operations of $648,000 in 1997 from income of $973,000 in 1996. This decrease was a result of the factors described above, primarily the lower margins of the acquired companies operations and the disproportionate increases in operating expenses.

         Interest expense increased by $199,000, or 43.0%, to $662,000 in 1997 from $463,000 in 1996. This increase is primarily due to the additional borrowing and debt incurred in connection with acquisitions completed in 1996.

         Interest income decreased by $65,000, or 46.4%, to $75,000 in 1997 from $140,000 in 1996. The reduction in interest income is primarily due to significant expenditures in connection with acquisitions which reduced available cash.

         The Company's income taxes amounted to a benefit of $977,000 for the year ended December 31, 1997, compared with a tax provision of $298,000 for the year ended December 31, 1996. The 1997 tax benefit resulted from the Company incurring a taxable loss for the year ended December 31, 1997.

         The Company's net loss amounted to $8,224,000, or $1.57 per share, for the year ended December 31, 1997, as compared to net income of $394,000, or $0.10 per share, for the year ended December 31, 1996. This decrease in net income and earnings per share is attributable to the factors described above, primarily the increase in operating expenses, particularly the higher cost of operating personnel, the intangible write-downs, the accounts receivable write-down and the restructuring and other costs.

         The Company has determined not to pursue any additional acquisitions pending consolidation of its separate operating entities into one operation. If the Company makes any acquisitions thereafter, the completion of any such acquisitions will increase the revenues and expenses of the Company, however, there can be no assurance that future net income will be positively impacted. Additional financing, however, may be required in connection with any future acquisitions.

         In January 1997, the New York State Medicaid reimbursement rates were changed. The base rates were reduced, while certain other reimbursement rates were added or increased. These rate changes principally effected the ambulette business, and the Company has taken certain courses of action, including the elimination of certain operations which had become less profitable or unprofitable particularly where customers refused or were unable to permit the Company to provide the services efficiently to meet the new regulations.

Liquidity and Capital Resources

         Cash provided by operating activities was $96,000 in 1997 compared with cash used in operating activities of $1,167,000 in 1996. The increase in cash provided by operating activities was largely the result of a decrease in accounts receivable due mainly to increased reserves which is primarily attributable to the companies acquired in the prior year, as well as a change in the payment schedule of governmental agencies, and an increase in depreciation and amortization in connection with the acquisitions.

         Cash used in investing activities in 1997 and 1996 was $705,000 and $5,766,000, respectively. The decrease in cash used in investing activities was largely the result of cash being utilized in the prior year for acquisitions. This was offset by capital expenditures associated with the purchase of vehicles and equipment, and a decrease in short term investments.

         Cash provided by financing activities amounted to $497,000 for the year ended December 31, 1997 as compared to $7,945,000 for the same period in 1996. The decrease in cash provided by financing activities was the result of proceeds in the prior period, primarily from the issuance of Common Stock in a private placement in 1996.

         In December 1996, the Company entered into a $10,000,000 credit facility to replace its previously existing $3,200,000 credit facility for working capital and capital expenditures. A portion of the $10,000,000 credit facility consists of a $6,500,000 revolving credit arrangement, which may only be drawn down if the Company has sufficient qualified accounts receivable. The balance of the credit facility is available under term notes. The Company, in the past, and may in the future, be temporarily unable to draw down desired amounts because of slow payment by reimbursement agencies and as a result of delays in collection. In addition, the Company may be required from time to time to repay a portion of this facility under the provisions of the credit agreement. At December 31, 1997, there was $6,260,000 outstanding under this facility consisting of $4,000,000 under the revolving credit arrangement and $2,260,000 under the term notes.

         At December 31, 1997, the Company was not in compliance with several financial covenants from its lenders. The lenders have provided a waiver in connection with an amendment to the loan agreement, which was completed on April 14, 1998. As a result of such amendment, the lenders amended certain financial covenants at future measurement dates to accommodate the Company's current financial status. Further, the lenders have extended the maturity date of the revolving credit arrangement to January 18, 1999 and in conjunction which such revisions, reduced the amount under the revolving credit arrangement from $6,500,000 to $3,500,000. The Company intends to refinance such credit facility prior to January 1999.

         At December 31, 1997, the Company had working capital of $3,092,000 as compared to working capital of $4,984,000 at December 31, 1996.

         The Company believes that internally generated funds and bank loans will provide sufficient liquidity and enable it to meet its currently foreseeable working capital requirements for operations for at least the next 12 months, with the exception of the revolving credit arrangement, which management intends to refinance as described above.

         The Company intends to consider making additional acquisitions after the consolidation of the Company's operations. Additional financing, however, may be required in the future in connection with the Company's acquisition program.

Inflation

         The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or its profitability.

Year 2000 Compliance

         The Company leases its billing software from an outside vendor. The Company believes that this software is currently in compliance with year 2000 issues. The Company is presently assessing the impact of these issues as they relate to other applications. As the Company is considering upgrading its information system, such upgrade will encompass any year 2000 compliance issues. Therefore, the Company believes that the cost of complying with year 2000 issues will not be material.

Item 7.      Financial Statements

         Reference is made to pages F-1 through F-24 comprising a portion of this Annual Report on Form 10-KSB.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no changes in accountants or disagreements on accounting and financial disclosure during the 24 months prior to December 31, 1997.

                                   PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The directors and executive officers of the Company are as follows:



                Name                          Age                                      Position
------------------------------------      ------------      --------------------------------------------------------------

Dean L. Sloane                                 52           President, Chairman of the Board, Chief
                                                            Executive
                                                            Officer and Director

Joseph A. Connell, Sr.                         45           Chief Operating Officer

Donald J. Panos                                37           Vice President of Finance, Chief Financial
                                                            Officer

Craig V. Sloane                                47           Vice President-Operations, Secretary and Director

Steven R. Fittante                             44           Vice President, Corporate Development

Bernard M. Kruger, M.D.                        55           Director

Lucius J. Riccio, Ph.D.                        50           Director

         Dean L. Sloane has served as Chairman of the Board, President and Chief Executive Officer, and a Director of the Company since December 1988. Mr. Sloane served as Chief Executive Officer of Prime Medical Services Inc. (formerly known as C.P. Rehab Corp.), a public specialty medical management service company from 1973 through 1988. Mr. Sloane co-founded and served as Chairman of the Board of National Home Health Care Corp., a public medical management and home care company, from 1983 to 1986. Mr. Sloane also served as a director of EPIC Health Group, Inc., a public mail order pharmaceutical company, from 1984 to 1986. He is currently a director of Community Care Services, Inc. a medical equipment and goods supplier. Mr. Sloane is a Certified Public Accountant but does not practice.

         Joseph A. Connell, Sr. has served as Chief Operating Officer of the Company since August 1997. From 1992 to August 1997, Mr. Connell was Director of Clinical Services for American Medical Response-MedTrans of New York (AMR) supervising the employee health, quality assurance, advanced life support and general training departments of AMRs Brooklyn and Yonkers facilities. From 1989 to 1992 was a practicing attorney. Mr. Connell is also a certified Physician Assistant and a certified Emergency Medical Technician-Paramedic in the State of New York.

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

         Dean L. Sloane and Craig V. Sloane are brothers.

         Section 16(a) of the Securities Exchange Act of 1934 requires that officers, directors and 10% or greater stockholders of the Company file reports of their ownership with the Securities and Exchange Commission. No officer, director or 10% or greater stockholder of the Company was late with his filings other than Joseph A. Connell, Sr.


Item 10.     Executive Compensation

         The following table sets forth information concerning compensation paid or accrued by the Company or its subsidiaries for services rendered during the fiscal years ended December 31, 1995, 1996 and 1997 to the Company's Chief Executive Officer and to each executive officer whose compensation exceeded $100,000 during its fiscal year ended December 31, 1997:

                          Summary Compensation Table

                                                                                                       Long Term Compensation
                                                      Annual Compensation                                       Awards
                               ------------------------------------------------------------------     -------------------------
         Name and                                                                  Other Annual         Securities Underlying
    Principal Position            Year           Salary           Bonus          Compensation (1)              Options
---------------------------     ---------    --------------  --------------  --------------------     --------------------------

Dean Sloane                       1997          $225,000               0             $34,000                       0
   President and Chief            1996          $225,000               0             $37,000                       0
   Executive Officer              1995          $225,000               0             $46,000                       0

Craig Sloane                      1997          $ 94,000               0             $12,000                       0
   Vice- President-               1996          $ 90,000         $15,000             $12,000                  10,000
   Operations                     1995          $ 85,000         $15,000             $12,000                       0
------------

(1) Consists primarily of automobile lease payments.


         The following table sets forth information as to options exercised by each of the named executives during the fiscal year ended December 31, 1997 and the value of in-the-money options held by such executives at December 31, 1997.


                      Option Exercises in Last Fiscal Year and Fiscal Year End Option Values


                        Number of
                        Shares of
                       Common Stock         Value           Number of Shares of Common Stock
                       Acquired on        Realized         Underlying Unexercised Options at       Value of In-the-Money Options at
      Name               Exercise           Value                       12/31/97                                12/31/97 *
 ----------------     ----------------   --------------   -------------------------------------   ---------------------------------
                                                           Exercisable           Unexercisable      Exercisable      Unexercisable
                                                         ----------------     -----------------   ----------------  ---------------
Dean Sloane          0                      ---                   0                   0                    ---           ---

Craig Sloane         0                      ---              95,000                   0                $29,700           ---
------------

* Value is based on the excess of the closing bid price of the Company's Common Stock as of December 31, 1997 ($1.22 per share) over the option price of the in-the-money options.

Employment Agreements

         In September 1994, the Company entered into an employment agreement with Dean L. Sloane, President and Chief Executive Officer of the Company. The agreement has a three-year term which renews for an additional year on each anniversary of the agreement, and provides for an annual base compensation of $225,000, with annual increases based on a published cost of living index. In addition, Mr. Sloane is entitled to such bonuses as may be awarded by the Board in its discretion. The agreement calls for payment of benefits, including life insurance and automobile expenses, similar to that received prior to execution of the agreement. In the event the Company terminates Mr. Sloane's employment without cause or Mr. Sloane terminates the agreement for "good reason" (as defined in the agreement), the Company has agreed to pay to Mr. Sloane as severance, an amount equal to Mr. Sloane's monthly salary multiplied by the greater of (i) the number of months remaining between the date of termination and the then expiration date of the agreement, and (ii) twelve. The Company is the beneficiary of a $1.0 million key man life insurance policy with respect to Mr. Sloane. The agreement also contains a non-competition provision covering the term of the agreement plus one year following termination.

         In September 1994, the Company also entered into an employment agreement with Craig V. Sloane, Vice President-Operations of the Company. The agreement has a three-year term which renews for an additional year on each anniversary of the agreement, and provides for an annual base compensation of $85,000 subject to increase at least 5% per year. The agreement calls for payment of automobile expenses. The agreement also contains a non-competition provision covering the term of the agreement plus one year following termination.

         The Company has entered into an employment agreement as of July 1, 1997 with Joseph A. Connell, Sr., Chief Operating Officer of the Company. The agreement has a two-year term which renews for an additional year on each anniversary of the agreement, and provides for an annual base compensation of $85,000. The agreement calls for payment of automobile expenses. The agreement also contains a non-competition provision covering the term of the agreement plus one year following termination.

Employee Stock Option Plan

         The Company has adopted a 1992 Employee Stock Option Plan (the "Employee Plan") for officers, employees, and consultants of the Company and any of its subsidiaries. In February 1996 the Board of Directors authorized the amendment of the Employee Plan subject to stockholder approval, increasing the number of shares subject to the Employee Plan from 263,500 shares of the Company's Common Stock to 750,000 shares. As of February 28, 1998, options to purchase 203,000 shares of Common Stock were outstanding and options to purchase 507,000 shares of Common Stock were available for grant..

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

         Options granted to employees may be either incentive stock options under the Internal Revenue Code ("ISOs") or non-ISOs. The Committee may determine the exercise price provided that, in the case of ISOs, such price may not be less than 100% (110% in the case of ISOs granted to holders of 10% of the voting power of the Company's stock) of the fair market value (as defined in the Employee Plan) of the Company's Common Stock at the date of grant. The aggregate fair market value (determined at time of option grant) of stock with respect to which ISOs become exercisable for the first time in any year cannot exceed $100,000.

         The options are evidenced by a written agreement containing the above terms and such other terms and conditions consistent with the Employee Plan as the Committee may impose. Each option, unless sooner terminated, shall expire no later than 10 years (five years in the case of ISOs granted to holders of 10% of the voting power of the Company's stock) from the date of the grant, as the Committee may determine. The Committee has the right to amend, suspend or terminate the Employee Plan at any time, provided, however, that unless ratified by the Company's stockholders within 12 months thereafter, no amendment or change in the Employee Plan will be effective: (a) increasing the total number of shares which may be issued under the Employee Plan; (b) reducing below fair market value on the date of grant the price per share at which any option which is an ISO may be granted; (c) extending the term of the Employee Plan or the period during which any option which is an ISO may be granted or exercised; (d) altering in any way the class of persons eligible to participate in the Employee Plan; (e) materially increasing the benefits accruing to participants under the Employee Plan; or (f) with respect to options which are ISOs, amending the Employee Plan in any respect which would cause such options to no longer qualify for incentive stock option treatment pursuant to the Internal Revenue Code of 1986.

Compensation of Directors

         Directors who are not employed by the Company will be paid a fee of $1,000 for each board of directors meeting attended and $500 for each committee meeting attended. All directors are reimbursed for expenses incurred on behalf of the Company.

         The Company has adopted a 1994 Directors' Stock Option Plan (the "Directors' Plan") for non-employee directors of the Company and any of its subsidiaries. The Directors' Plan authorizes the granting of stock options to purchase an aggregate of 50,000 shares of the Company's Common Stock. Options granted under the Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The Directors' Plan, as amended in 1996, provides for the automatic grant to each of the Company's non-employee directors of options to purchase 5,000 shares of Common Stock on the first day of the Company's fiscal year. The options will have an exercise price of 100% of the fair market value of the Common Stock on the date of grant, have a ten year term and become exercisable in two equal annual installments commencing on the date of the grant. The options may be exercised by payment in cash of the full option exercise price. At the discretion of the Board, the exercise price may be paid by tendering of shares of Common Stock having a fair market value equal to the option exercise price or by tendering cash in an amount equal to the aggregate par value of the shares being purchased, together with an interest bearing note for the remainder of the purchase price in form, and having terms satisfactory to the Board, in its sole discretion. Each director received 5,000 options in lieu of 1997 options on November 11, 1996.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of the Common Stock as of February 28, 1998 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


       Name and address of Beneficial               Number of Shares
                   Owner                           Beneficially Owned                      Percentage of Class
--------------------------------------------  --------------------------------     ------------------------------------

Dean L. Sloane                                         1,440,596 (1)                             24.6%
         45 Morris Street
         Yonkers, N.Y. 10705

Craig V. Sloane                                           95,000 (2)                             1.6%
         45 Morris Street
         Yonkers, N.Y. 10705

Bernard M. Kruger                                        119,900 (3)                             2.0%
         170 East 78th Street
         New York, N.Y. 10021

Lucius J. Riccio                                           9,500 (3)                             *
         315 East 69th Street
         New York, N.Y. 10021

Ronald V. Davis                                          376,667 (4)                             6.4%
         c/o Davis Capital LLC
         2015 West Main Street
         Stamford, Connecticut,
           06902.

All directors and executive                            1,707,496 (5)                             28.4%
         officers as a group (7
           persons)
------------
* Less than 1%

(1) Does not include 100,000 shares owned by Mary K. Sloane, Dean L. Sloane's wife. Dean L. Sloane disclaims beneficial ownership of such shares.

(2) Includes 95,000 shares of the Company's Common Stock subject to presently exercisable options.

(3) Includes 9,500 shares of the Company's Common Stock subject to presently exercisable options.

(4)   As reported in a Schedule 13D, dated July 3, 1997.


(5)   Includes 154,000 shares subject to presently exercisable options.


Item 12.     Certain Relationships and Related Transactions

         Not Applicable

Item 13.     Exhibits and Reports on Form 8-K

(a)    Exhibits


     3.01     Restated Certificate of Incorporation of the Company (1)

     3.02     Amended and Restated By-Laws of the Company (1)

     4.01 Specimen Certificate representing the Common Stock, par value $.001 per share (1)

     10.01*   1992 Employee Stock Option Plan (1)

     10.02*   1994 Directors' Stock Option Plan (1)

     10.03*   Employment Agreement entered into between the Company and Dean
              L. Sloane (1)

     10.04* Employment Agreement entered into between the Registrant and Craig V. Sloane (1)

     10.05*   Employment Agreement entered into between the Company and Joseph
              A. Connell, Sr.

     10.06 Lease dated January 1, 1997 by and between the Company and 2301 Jerome Avenue Realty Corp. and the Addendum thereto.

     10.07 Lease dated September 1997 by and between the Company and Principal Mutual Life Insurance Company

     10.08 Indemnification Agreement entered into between the Company and each of its directors (1)

     10.09+ Agreement dated as of January, 1994 between the Company and Beth Abraham Hospital (1)

     10.10+ Agreement dated as of January 1, 1994 between the Company and Beth Abraham Hospital (1).

     10.11 Amendment to the Agreements between the Company and Beth Abraham Hospital

     10.12 Warrant, issued to the Equity Group, to purchase 30,000 shares of Common Stock commencing November 1, 1994 (2)

     10.13 Warrant, issued to the Equity Group, to purchase 30,000 shares of Common Stock commencing November 1, 1995 (2)

     10.14 Asset Purchase Agreement dated September 25,1995 between the Company and Medical Transportation Corporation (3)

     10.15 Credit Agreement, dated as of December 18, 1996, among the Company, Atlantic Bank of New York, Fleet Bank, N.A. and Israel Discount Bank of New York, including collateral documents (4)

     21.01    Subsidiaries of the Company

     23.01    Consent of Richard A. Eisner & Company, LLP

     27.01    Financial Data Schedule

------------

+ Confidential treatment was granted for the deleted portion of this document.

*       Management contract or compensatory plan or arrangement.

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

(4) Such Exhibit was filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 and is incorporated herein by reference.

(b)     Reports on Form 8-K

         None

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES


Contents

                                                                           Page

Consolidated Financial Statements

   Independent auditors' report                                             F-2

   Balance sheet as of December 31, 1997                                    F-3

   Statements of operations for the years ended December 31, 1997
      and 1996                                                              F-4

   Statements of changes in stockholders' equity for the years ended
      December 31, 1997 and 1996                                            F-5

   Statements of cash flows for the years ended December 31, 1997 and
      1996                                                                  F-6

   Notes to financial statements                                            F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Community Medical Transport, Inc.


We have audited the accompanying consolidated balance sheet of Community Medical Transport, Inc. and subsidiaries (the "Company") as of December 31, 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Community Medical Transport, Inc. and subsidiaries at December 31, 1997, and the consolidated results of their operations, and their consolidated cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Richard A. Eisner & Company, LLP




New York, New York
March 6, 1998

With respect to Note E,
April 14, 1998

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES


Consolidated Balance Sheet
December 31, 1997

ASSETS
Current assets:
   Cash                                                                                       $       925,000
   Short-term investments                                                                           1,136,000
   Accounts receivable - trade, less allowance for doubtful accounts of $1,434,000                  4,828,000
   Prepaid insurance                                                                                  706,000
   Prepaid and refundable income taxes                                                                592,000
   Other current assets                                                                               276,000
   Deferred tax assets                                                                                524,000
                                                                                              ---------------

      Total current assets                                                                          8,987,000

Property, equipment and leasehold improvements - net                                                4,385,000
License - net                                                                                         703,000
Customer lists - net                                                                                1,459,000
Other assets                                                                                          398,000
Goodwill - net                                                                                      2,661,000
Covenants not to compete, net                                                                         100,000
                                                                                              ---------------

                                                                                              $    18,693,000
                                                                                              ===============
LIABILITIES
Current liabilities:
   Current portion of long-term debt (including $408,000 past due)                            $     2,388,000
   Accounts payable                                                                                 2,091,000
   Accrued expenses                                                                                 1,416,000
                                                                                              ---------------

      Total current liabilities                                                                     5,895,000

Long-term debt - net of current portion                                                             5,566,000
Deferred tax liabilities                                                                              524,000
                                                                                              ---------------
                                                                                                   11,985,000
                                                                                              ---------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, 4% cumulative, $.001 par value, 5,000,000 shares authorized,
   Series BB, 7,500 shares designated, 778.4 shares issued and outstanding
   (liquidation value of $778,400, excluding cumulative dividends)
Class A nonvoting common stock, $.001 par value, 10,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares authorized, 5,761,007 shares issued
   and outstanding                                                                                      6,000
Capital in excess of par value                                                                     14,043,000
Accumulated deficit                                                                                (7,341,000)
                                                                                              ---------------

      Total stockholders' equity                                                                    6,708,000
                                                                                              ---------------

                                                                                              $    18,693,000
                                                                                              ===============

                See notes to consolidated financial statements

Consolidated Statements of Operations

                                                                                                         Year Ended
                                                                                                        December 31,
                                                                                                   1997              1996


Net revenue                                                                                   $    22,814,000  $    15,532,000
                                                                                              ---------------  ---------------
Expenses:
   Salaries and benefits                                                                           12,593,000        6,779,000
   Fleet maintenance                                                                                1,766,000        1,207,000
   Insurance                                                                                          773,000        1,059,000
   Rent                                                                                               484,000          257,000
   Depreciation and amortization                                                                      850,000          517,000
                                                                                              ---------------  ---------------
      Total operating expenses                                                                     16,466,000        9,819,000
                                                                                              ---------------  ---------------
Gross profit                                                                                        6,348,000        5,713,000

Selling, general and administrative expenses                                                        6,996,000        4,740,000
Intangible write-down                                                                               5,400,000
Receivable write-down                                                                               1,371,000
Restructuring and other costs                                                                       1,239,000
                                                                                              ---------------  ---------------

Income (loss) from operations                                                                      (8,658,000)         973,000
Other income                                                                                           44,000           42,000
Interest income                                                                                        75,000          140,000
Interest expense                                                                                     (662,000)        (463,000)
                                                                                              ---------------  ---------------
Income (loss) before provision (benefit) for income taxes                                          (9,201,000)         692,000
                                                                                              ---------------  ---------------
Provision (benefit) for income taxes:
   Current                                                                                           (120,000)          91,000
   Deferred                                                                                          (857,000)         207,000
                                                                                              ---------------  ---------------
                                                                                                     (977,000)         298,000
                                                                                              ---------------  ---------------

Net income (loss)                                                                             $    (8,224,000) $       394,000
                                                                                              ===============  ===============
Net income (loss) available to common shareholders - basic                                    $    (8,262,000) $       357,000
Preferred stock dividends - assumed conversion                                                         38,000           37,000
                                                                                              ---------------  ---------------
Net income (loss) available to common shareholders including assumed
   conversion - diluted                                                                       $    (8,224,000) $       394,000
                                                                                              ================ ===============

Net income (loss) per share - basic and diluted                                                   $(1.57)            $.10
                                                                                                  ======             ====

Weighted average number of common shares outstanding - basic                                        5,264,900        3,419,200
Effect of potential common shares related to stock options and assumed
   preferred stock conversion                                                                                          408,000
                                                                                              ---------------  ---------------
Weighted average number of common shares outstanding - diluted                                      5,264,900        3,827,200
                                                                                              ===============  ===============

                See notes to consolidated financial statements

Consolidated Statements of Changes in Stockholders' Equity


                                                                    4% Cumulative
                                                                       Dividend
                                                                     Convertible
                                                                   Preferred Stock
                                                        --------------------------------------          Common Stock
                                                        Series A       Series B      Series BB       -------------------
                                                         Shares         Shares         Shares        Shares       Amount
                                                         ------         ------         ------        ------       ------
Balance - December 31, 1995                                                                          3,033,671   $ 3,000

Net income
Exercise of common stock warrants                                                                       79,280
Offering of common stock                                                                               277,348
Offering of convertible preferred stock                   3,437.5        5,000.0
Conversion of preferred stock into common
   stock                                                 (3,437.5)      (2,577.0)                    1,380,641     2,000
                                                      -----------    -----------    -----------   ------------  --------

Balance - December 31, 1996                                   0.0        2,423.0            0.0      4,770,940     5,000
Net loss
Exercise of common stock options                                                                        40,000
Exchange of Series B preferred stock
   for Series BB preferred stock                                        (1,955.5)       1,955.5
Conversion of preferred stock into common                                 (467.5)      (1,177.1)       490,606     1,000
Additional costs in connection with stock
   issuance
Shares issued in acquisition of Fox Ridge                                                              130,969
Shares issued in acquisition of RDO                                                                    328,492
                                                      -----------    -----------    -----------   ------------   -------
Balance - December 31, 1997                                   0.0            0.0          778.4      5,761,007   $ 6,000
                                                      ===========    ===========    ===========   ============   =======







                                                                                 Retained
                                                            Capital in           Earnings
                                                             Excess of        (Accumulated
                                                             Par Value           Deficit)            Total
                                                             ---------          ---------            -----
Balance - December 31, 1995                                $ 4,593,000        $ 489,000        $ 5,085,000

Net income                                                                      394,000            394,000
Exercise of common stock warrants                              476,000                             476,000
Offering of common stock                                     1,337,000                           1,337,000
Offering of convertible preferred stock                      5,918,000                           5,918,000
Conversion of preferred stock into common
   stock                                                        (2,000)                                  0
                                                          ---------------   -------------       ----------

Balance - December 31, 1996                                 12,322,000          883,000         13,210,000
Net loss                                                                     (8,224,000)        (8,224,000)
Exercise of common stock options                                36,000                              36,000
Exchange of Series B preferred stock
   for Series BB preferred stock
Conversion of preferred stock into common                       (1,000)                                  0
Additional costs in connection with stock
   issuance                                                    (35,000)                            (35,000)
Shares issued in acquisition of Fox Ridge                      655,000                             655,000
Shares issued in acquisition of RDO                          1,066,000                           1,066,000
                                                          -------------   -------------       ------------
Balance - December 31, 1997                               $ 14,043,000     $ (7,341,000)       $ 6,708,000
                                                          ============    =============        ===========

                 See notes to consolidated financial statements

Consolidated Statements of Cash Flows

                                                                                                        Year Ended
                                                                                                       December 31,
                                                                                            --------------------------------
                                                                                                  1997              1996
                                                                                            -------------      -------------
Cash flows from operating activities:
   Net income (loss)                                                                        $  (8,224,000)     $     394,000
   Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
        Depreciation and amortization expense                                                   1,640,000            759,000
        Imputed interest on note payable                                                            5,000             44,000
        Intangible write-down                                                                   5,400,000
        Receivables write-down                                                                  1,371,000
        Restructuring and other costs                                                           1,239,000
        (Decrease) increase in deferred taxes payable                                            (971,000)           207,000
        Changes in:
           Accounts receivable                                                                 (1,129,000)        (2,205,000)
           Prepaid insurance and other current assets                                             403,000         (1,055,000)
           Other assets                                                                          (162,000)          (881,000)
           Accounts payable and accrued expenses                                                  903,000          1,643,000
           Prepaid income taxes                                                                  (379,000)           (73,000)
                                                                                            -------------      -------------
              Net cash provided by (used in) operating activities                                  96,000         (1,167,000)
                                                                                            -------------      -------------

Cash flows from investing activities:
   Acquisition of equipment - net of disposals                                                 (1,256,000)        (1,111,000)
   Acquisition of businesses                                                                      (46,000)        (4,978,000)
   Decrease in short-term investments                                                             597,000            323,000
                                                                                            -------------      -------------
              Net cash used in investing activities                                              (705,000)        (5,766,000)
                                                                                            -------------      -------------

Cash flows from financing activities:
   Proceeds from bank borrowings                                                                1,246,000          7,122,000
   Principal repayments on debt                                                                  (635,000)        (6,878,000)
   Principal payments on capital lease obligations                                               (115,000)           (30,000)
   Net proceeds from issuance of common stock                                                                      1,337,000
   Net proceeds from issuance of preferred stock                                                                   5,918,000
   Additional costs in connection with common stock issuance                                      (35,000)
   Net proceeds from exercise of common stock options and warrants                                 36,000            476,000
                                                                                            -------------      -------------
              Net cash provided by financing activities                                           497,000          7,945,000
                                                                                            -------------      -------------

Net increase (decrease) in cash                                                                  (112,000)         1,012,000
Cash - beginning of year                                                                        1,037,000             25,000
                                                                                            -------------      -------------
Cash - end of year                                                                          $     925,000      $   1,037,000
                                                                                            =============      =============

Supplementary disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                                              $     577,000      $     386,000
                                                                                            =============      =============
      Taxes                                                                                 $     253,000      $     309,000
                                                                                            =============      =============
Supplementary disclosures of noncash investing and financing activities:
Acquisition of property and equipment                                                       $     739,000      $     818,000
Acquisition of intangibles and licenses                                                     $   1,513,000      $   8,015,000
Common stock issued in connection with acquisition of businesses                            $  (1,721,000)
Debt assumed in connection with acquisition of business                                     $    (485,000)
Notes payable in connection with acquisition of businesses                                                     $  (3,855,000)
                                                                                            -------------      -------------
Cash paid to acquire assets                                                                 $      46,000      $   4,978,000
                                                                                            =============      =============

Equipment acquired under capital leases                                                     $     342,000
                                                                                            =============

                See notes to consolidated financial statements

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996


NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

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

As presented in the consolidated financial statements, the Company has experienced a net loss, was in Default of certain loan covenants and has approximately $7.9 million of debt substantially consisting of bank loans, a major portion of which is due in January 1999. The Company has negotiated a retructuring of its bank debt as more fully described Note E.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies in the preparation of the financial statements are as follows:

[1]   Revenue recognition:

      Revenue is recognized on the date of transportation. Revenue is reported at the realizable amount from patients, third-party payors and others under contractual arrangements.

[2]   Property, equipment and leasehold improvements:

      Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. The Company computed depreciation and amortization using the straight-line method over the estimated useful lives of the assets as follows:

               Ambulette and ambulance fleet                            5 -   7 years
               Machinery, equipment and office furniture                3 - 10 years
               Leasehold improvements                                   Shorter of lease term or estimated
                                                                          life of asset

                                     F-7

[3]   Intangible assets:

      Intangible assets consist of goodwill, licenses, customer lists and covenants not to compete. The goodwill is being amortized on a straight-line basis over twenty five years. The licenses are being amortized on a straight-line basis over forty years. The customer lists are being amortized using the straight-line method over the period of expected benefit which is from five to ten years. The covenants not to compete are being amortized using the straight-line method over the period of the covenants which is three years. Intangible assets are evaluated periodically, and adjusted if necessary, if events and circumstances indicate that the carrying amount is impaired (Note L).

[4]   Income taxes:

      In 1996, the Company's income tax accounting method automatically changed from the cash method of accounting to the accrual method in compliance with Internal Revenue Code ("IRC") Section 448. In accordance with IRC Section 448 the Company elected to recognize the impact of such change over a four-year period commencing January 1, 1996.

      The Company accounts for income taxes utilizing the asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes.

[5]   Short-term investments:

      Short-term investments consist primarily of United States government obligations with original maturities less than one year when purchased. These investments are readily convertible to cash and are accounted for as available for sale securities. Such investments are stated at fair value which approximates cost.

[6]   Net income (loss) per share:

      In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS #128"), "Earnings Per Share", SFAS #128 requires the reporting of earnings (loss) per basic share and earnings (loss) per diluted share. Earnings (loss) per basic share is calculated by dividing net income (loss) available to common shareholders by the weighted average outstanding shares during the period. Earnings per diluted share is calculated by dividing net income available to common shareholders with preferred dividends added back (if converted method) by the basic shares and all dilutive potential common shares, including options and convertible preferred stock.
      Adoption of SFAS #128 had no effect on 1996.

      Net income (loss) available to common shareholders was computed by deducting cumulative preferred stock dividends of $38,000 and $37,000 in 1997 and 1996, respectively from net income (loss).

[7]   Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

[8]   Fair value of financial instruments:

      The carrying value of the Company's cash, short-term investments and accounts payable approximate fair value due to their short-term nature. The fair value of long-term debt approximates the carrying amount as the current rates on similar instruments is similar to the effective rates.

[9]   Stock-based compensation:

      The Company has adopted Statement of Financial Accounting Standards No. 123 " Accounting for Stock-Based Compensation ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the opinions been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans.


NOTE C - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

           Ambulette and ambulance fleet                         $   5,056,000
           Machinery, equipment and office furniture                 1,521,000
           Leasehold improvements                                      251,000
                                                                 -------------

                                                                     6,828,000
           Less accumulated depreciation and amortization            2,443,000
                                                                 -------------
                                                                 $   4,385,000
                                                                 =============

The net book value of property and equipment under capital lease amounted to approximately $767,000 at December 31, 1997. Depreciation expense includes depreciation on property and equipment held under capital leases.

NOTE D - LEASES

The Company is obligated under long-term noncancelable operating and capital leases for premises and equipment expiring in various years through the year 2005.

Future minimum lease payments are as follows:

                                                       Operating      Capital
                                                         Leases       Leases
                                                         ------       ------

            1998                                     $    575,000   $    307,000
            1999                                          510,000        307,000
            2000                                          459,000        188,000
            2001                                          440,000         38,000
            2002                                          293,000          4,000
            Thereafter                                    505,000              0
                                                     ------------   ------------

            Total minimum lease payments             $  2,782,000        844,000
                                                     ============
            Amount representing interest                                 131,000
                                                                    ------------

            Present value of minimum lease payments                 $    713,000
                                                                    ============


Rent expense for the years ended December 31, 1997 and 1996 was approximately $502,000 and $282,000, respectively.


NOTE E - LONG-TERM DEBT

Long-term debt consists of the following:

Bank debt

$6,500,000 Revolving Credit Note to bank, collateralized
   principally by all accounts receivable, inventory and equipment, bearing interest at prime rate plus 1/2% (9% at December 31, 1997), $500,000 is
   due December 18, 1998 and $3,500,000 is due January 18, 1999                   $   4,000,000
Note payable to bank, collateralized principally by all accounts receivable, inventory and equipment, bearing interest at the prime rate plus 1/2%,
   (9% at December 31, 1997), payable in quarterly principal payments
   of $166,666 due December 18, 1999                                                  1,500,000
Note payable to bank, collateralized principally by all accounts receivable, inventory, and equipment, bearing interest at the prime rate plus
   1/2% (9% at December 31, 1997) due December 18, 2000                                 760,000            6,260,000  (1)
                                                                                    -------------



Long-term debt consists of the following:


Notes payable

Note payable to Jenco Ambulette Service Inc., (net of imputed interest at 9%)
   payable in quarterly principal payments of $16,667
   due June 15, 1999                                                                    121,000   (2)
Note payable to A-1 Ambulance Service Inc., bearing interest at
   8.25%, payable in quarterly principal payments of $18,125
   due June 12, 1998                                                                    109,000   (2)
Note payable for acquired businesses with an effective interest rate of 8.25% payable in quarterly principal payments of $22,500 due
   June 12, 1998                                                                        134,000   (2)
Note payable to Elite Ambulance and Medical Coach Inc., bearing interest
   at 7%,due on December 15, 2001                                                       365,000
Note payable to Medical Transportation Corporation, (net of imputed interest
   at 9%) due October 31, 1997                                                          212,000   (2)
Notes payable for vehicles collateralized by the underlying vehicles, bearing interest at 9.9 - 12.8%, payable in monthly payments of $1,097 due
   October 20, 2001                                                                      40,000              981,000
                                                                                  -------------

Capital lease obligations

Forvehicles in connection with the acquisition of Fox Ridge, bearing interest at 10.9% payable in monthly installments of $15,324
   due August 1, 2000                                                                   412,000
For various equipment, collateralized by the underlying
   equipment, bearing interest at 10.8% - 17.4% payable in monthly
   installments of $6,836 due at various times through November 16, 2002                181,000
For vehicles, collateralized by the underlying vehicles, bearing interest at
   13.4% payable in monthly installments at $3,397 due October 1, 2001                  120,000              713,000
                                                                                  -------------        -------------
                                                                                                           7,954,000
Less current maturities                                                                                    2,388,000
                                                                                                       -------------

                                                                                                       $   5,566,000
                                                                                                       =============

Future principal payments of long-term debt are as follows:

          1998                                 $  2,388,000
          1999                                    4,806,000
          2000                                      659,000
          2001                                       97,000
          2002                                        4,000
                                               ------------

                                               $  7,954,000
                                               ============

(1) The Company's revolving credit agreement (the "Facility") dated December 18, 1996 permitted borrowings by the Company of up to $6,500,000 through December 18, 1998 for general working capital purposes. In addition, the agreement permits borrowings under separate facilities of a $1,500,000 line of credit for fixed asset acquisitions, and a $2,000,000 term note financing existing equipment and refinancing of existing bank debt. Borrowings under these agreements are collateralized by substantially all property, plant and equipment, inventory and accounts receivable, as well as a $1,000,000 personal guarantee of the president of the Company. The agreement imposes certain restrictions on borrowings, prohibits the payment of dividends and requires the Company to meet certain net worth and working capital requirements and other financial ratios.

       At December 31, 1997 the Company was not in compliance with certain covenants. On April 14, 1998, the bank has agreed to waive the covenants which the Company was not in compliance with at December 31, 1997. Additionally, the bank has amended certain covenants at future measurement dates to accommodate the Company's current financial status. Further, the bank has extended the facility date to January 18, 1999 and in conjunction with their revisions reduced the amount available under the revolving credit agreement from $6,500,000 to $3,500,000.

(2) Payments of approximately $408,000 under these notes are in arrears because of certain disputes with the noteholders. Management believes that resolution of such disputes will not result in any material obligation in excess of the amounts recorded in the Company's balance sheet.


NOTE F - INCOME TAXES

The differences between the tax provision (benefit) and the amount that would be computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

                                                                       Year Ended
                                                                      December 31,
                                                             -----------------------------
                                                                   1997            1996
                                                             ---------------   ------------

          Income tax (benefit) provision at 34%              $    (3,128,000)  $    235,000
          Nondeductible items                                      1,923,000         51,000
          State and local taxes, net of federal effect              (257,000)        49,000
          Increase in valuation reserve                              480,000
          Other                                                        5,000        (37,000)
                                                             ---------------   ------------
                                                             $      (977,000)  $    298,000
                                                             ===============   ============

                                     F-12

The tax effects of temporary differences which give rise to deferred tax assets and deferred tax liabilities are as follows:

                                                                              Total         Current        Long-term
                                                                              -----         -------        ---------
     Deferred tax liabilities:
        Unrecognized prior year differences between the accrual
           basis of accounting and the cash basis of accounting           $    676,000   $    338,000     $    338,000
        Depreciation on property, equipment and leasehold
           improvements                                                        186,000                         186,000
                                                                          ------------   ------------    -------------
                                                                               862,000        338,000          524,000
                                                                          ------------   ------------    -------------
     Deferred tax assets:
        Allowance for doubtful accounts                                        631,000        631,000
        Accrued expenses                                                       509,000        509,000
        Net operating loss carryforwards                                       202,000                         202,000
                                                                          ------------   ------------    -------------
                                                                             1,342,000      1,140,000          202,000
     Valuation allowance                                                       480,000        278,000          202,000
                                                                          ------------   ------------    -------------
                                                                               862,000        862,000                0
                                                                          ------------   ------------    -------------
     Net deferred tax asset (liability)                                   $          0   $    524,000        $(524,000)
                                                                          ============   ============    =============

As of December 31, 1997, the Company has approximately $459,000 of net operating loss carryforwards available expiring in 2012.

The Company has established a valuation allowance of $480,000 as the realization of the deferred tax asset is not certain.


NOTE G - STOCKHOLDERS' EQUITY

[1]    Public offering:

      In October 1994, the Company completed a public offering of 1,136,200 units at $4 per unit, each unit consisting of one share of common stock and one redeemable ("Warrant") pursuant to a registration statement which was declared effective by the Securities and Exchange Commission on October 1, 1994, resulting in net proceeds of $3,343,000.

      In connection therewith, the Company issued to the underwriters a warrant ("Underwriters Warrant") to purchase 100,000 units at $5.80 per unit through September 30, 1999. Such units are identical to those sold in the public offering.

      The Warrants are exercisable into one share of common stock, at a price of $6.00 per share, for a period of five years commencing with the effective date of the public offering. The Warrants are redeemable at a price of $.10 per Warrant, if the closing bid quotation of the Company's common stock is in excess of $8.00 per share for twenty consecutive trading days.

      In November 1994, the Company issued warrants to purchase 60,000 shares of common stock at $5.00 per share to its public relations firm which expire on October 31, 1999.

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

      On July 31, 1996 and August 7, 1996, the Company completed an equity financing from foreign investors, for 3,437.5 shares of Series A convertible preferred stock (the "Series A") with a liquidation value of $3,437,000 and 5,000 shares of Series B convertible preferred stock (the "Series B") with a liquidation value of $5,000,000, respectively, for net proceeds of approximately $5,918,000. The preferred stockholders of each series are entitled to a 4% cumulative dividend on the stated liquidation value, and each share is convertible based on their liquidation by value into shares of common stock at the lower of the market value for the five trading days prior to conversion or $7.00 per share, and will automatically convert on July 31, 1998. All fees and commissions associated with such offerings are recorded against paid in capital. As of December 31, 1996 all of the Series A had been converted into common stock and 2,577 shares of Series B were converted into common stock. The liquidation value of the remaining Series B was $2,423,000. In connection with such foreign financing, warrants to purchase up to 135,000 shares of common stock at $5.00 per share have been issued to a designee of a consultant which expire on September 31, 2001.

      During the first quarter of 1997, 467.5 shares of preferred stock were converted into 145,286 common shares with 1955.5 Series B shares remaining to be converted. Subsequent to this conversion, the Board of Directors authorized the adoption of 7,500 shares of the Company's authorized preferred stock to be designated as Series BB preferred stock ("Series BB"). Series BB has the same rights and preferences as Series B except as follows: eleven percent of each outstanding share shall be convertible into common stock at any time after April 1, 1997 with an additional eleven percent of each outstanding share to be convertible on the first day of each of the next seven months, and the final twelve percent to be convertible at any time after December 1, 1997. All outstanding shares will automatically convert on July 31, 1998. The conversion is based upon the liquidation value of the preferred stock and is exchangeable at $3.50 per share.

      The remaining 1955.5 shares of Series B preferred stock were exchanged for 1955.5 shares of Series BB preferred stock and 150,000 common stock purchase warrants. These warrants are exercisable at an initial exercise price of $4.00 per share, provided, however, that the purchase price may be adjusted under certain circumstances. The expiration date of the common stock purchase warrant is November 18, 2000. As of December 31, 1997, 1177.1 shares of Series BB have been converted into common stock. The liquidation value of the remaining 778.4 Series BB is 778,400, excluding $75,000 of cumulative dividends. Subsequent to the balance sheet date all of the remaining Series BB were converted into 222,394 common shares.

[3]    Stock option plans:

      The Company applies Accounting Principles Board Opinion No. 25 in accounting for its employee stock options and accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of the grant. The effect of applying Statement of Financial Accounting Standards No. 123 ("SFAS #123") on 1997 and 1996 pro forma net income
      (loss) as stated below is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things: (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS #123, the Company's net loss in 1997 would have been approximately $(8,298,000) or $(1.58) per basic and diluted share and net income in 1996 would have been approximately $204,000 or $.05 per basic and diluted share, respectively. The weighted average fair value of the options granted during 1997 and 1996 are estimated as $1.46 and $2.95 per share, respectively, on the date of grant using the Black Scholes option pricing model with the following assumptions: dividend yield 0%, volatility of 45%, risk free interest rate of 6.2% and expected life of 10 years.

      The 1992 Employees Stock Option Plan, as amended, (the "Plan") provides for the granting of options to purchase up to 750,000 shares of the Company's common stock . The Plan is administered by a Stock Option Committee (the "Committee"), consisting of two members of the Board of Directors, which has the authority to determine when options are granted, the term, the exercise price and the exercise period.

      Options granted to employees may be either incentive stock options ("ISOs") under the Internal Revenue Code or non-ISOs. The Committee may determine the exercise price provided that in the case of ISOs, such price may not be less than 100% (110% in the case of ISOs granted to holders of 10% of the voting power of the Company's stock) of the fair market value of the Company's common stock at the date of grant. The aggregate fair market value (determined at time of option grant) of stock with respect to which ISOs become exercisable for the first time in any year cannot exceed $100,000. Each option, unless sooner terminated, shall expire no later than 10 years (five years in the case of ISOs granted to holders of 10% of the voting power of the Company's stock) from the date of the grant.

      Additional information with respect to options issued to employees under the Plan is summarized below:

                                                                                  Year Ended December 31,
                                                                  -----------------------------------------------------
                                                                             1997                         1996
                                                                  -----------------------      ----------------------
                                                                                 Weighted-                    Weighted-
                                                                                  Average                      Average
                                                                                  Exercise                     Exercise
                                                                    Shares         Price         Shares         Price
                                                                  ----------   ----------      ---------    ---------
      Outstanding at beginning of year                               234,000      $  2.19        165,000       $1.40
      Options granted                                                 15,000         2.85        113,000        5.30
      Options exercised                                              (40,000)         .89
      Options canceled                                                (6,000)        4.31        (44,000)       7.25
                                                                  ----------   ----------      ---------    ---------
      Outstanding at end of year                                     203,000      $  2.43        234,000       $2.19
                                                                  ==========      =======      =========       =====
      Options exercisable at year-end                                195,500      $  2.41        192,000       $1.68
                                                                  ==========      =======      =========       =====

      The following table summarizes information about stock options to employees at December 31, 1997:


                                             Options Outstanding                          Options Exercisable
                              -------------------------------------------------      ---------------------------
                                                    Weighted-
                                                     Average
                                                    Remaining         Weighted-                         Weighted-
                                                    Contractual         Average                           Average
             Range of             Number               Life            Exercise          Number         Exercise
          Exercise Price       Outstanding          (In Years)          Price         Exercisable         Price
          --------------       -----------          ----------          -----         -----------         -----

               $.89               110,000               6.7           $   .89             110,000        $   .89
          $2.82 to $2.88           15,000               9.5              2.85               7,500           2.85
          $3.19 to $4.75           68,000               8.5              4.22              68,000           4.22
              $6.50                10,000               8.6              6.50              10,000           6.50
                            -------------                           ---------       -------------     ----------
                                  203,000                             $  2.43             195,500        $  2.41
                            =============                             ======        =============        =======

      The directors' stock option plan (the "Directors' Plan"), as amended, authorizes the granting of stock options to purchase an aggregate of not more than 50,000 shares of the Company's common stock. Each director of the Company who is not an employee of the Company shall be eligible for options under this plan. Options to purchase 5,000 shares of stock shall automatically be granted under the Directors' Plan each year. Each option granted is exercisable as to 50% of the number of shares of stock covered thereby on the date of grant and as to the balance on the first anniversary of the grant. The exercise price of each option granted shall be the fair market value of the stock on the date the option is granted. Options granted prior to November 11, 1996 were exercisable as to 50% of the number of shares covered thereby on the first anniversary of such grant and as to the balance on the second anniversary.

      Additional information with respect to options issued to outside directors under the Directors' Plan activity is summarized as follows:

                                                                                Year Ended December 31,
                                                               -----------------------------------------------------
                                                                         1997                          1996
                                                               -----------------------      ------------------------
                                                                              Weighted-                    Weighted-
                                                                               Average                      Average
                                                                               Exercise                     Exercise
                                                                 Shares         Price         Shares         Price
                                                                 ------         -----         ------         -----

        Outstanding at beginning of year                           14,000      $ 4.32           2,000        $4.38
        Options granted                                            10,000        1.22          14,000         4.72
        Options canceled                                                0                      (2,000)        7.44
                                                               ----------   ----------      ---------    -----------

         Options at end of year                                    24,000      $ 3.03          14,000        $4.32
                                                               ==========      ======       =========        =====

        Options exercisable at year-end                            19,000      $ 3.50           8,000        $4.33
                                                               ==========      ======       =========        =====

      The following table summarizes information about stock options to directors outstanding at December 31, 1997:

                                           Options Outstanding                        Options Exercisable
                              ---------------------------------------------      ----------------------------

                                                  Weighted-
                                                   Average
                                                  Remaining       Weighted-                         Weighted-
                                                 Contractual       Average                           Average
             Range of            Number             Life           Exercise          Number         Exercise
          Exercise Price       Outstanding       (In Years)         Price         Exercisable         Price
          --------------       -----------       ----------         -----         -----------         -----
               $ 4.38              2,000                7          $4.38                2,000        $4.38
               $ 4.31             12,000                8          $4.31               12,000        $4.31
               $ 1.22             10,000               10          $1.22                5,000        $1.22
                            ------------                                        -------------
                                  24,000                                               19,000
                            ============                                        =============

                                     F-17

[4]    Warrants:

      The Company has issued warrants to purchase its common stock principally in connection with equity financings. Additional information with respect to warrants is summarized below:

                                                                                  Year Ended December 31,
                                                              ------------------------------------------------------------
                                                                         1997                            1996
                                                              ---------------------------    -----------------------------
                                                                                Weighted-                       Weighted-
                                                                                  Average                         Average
                                                                                 Exercise                        Exercise
                                                                   Shares          Price           Shares          Price
                                                              -------------   ------------    -------------     ----------
        Outstanding at beginning of year                          1,601,000         $6.31         1,365,000       $5.99
        Warrants granted                                            150,000          4.00           315,000        7.65
        Warrants exercisable                                                                        (79,000)       6.00
                                                               ------------   -----------     -------------       -----
        Warrants at end of year                                   1,751,000          6.12         1,601,000        6.31
                                                               ============   ===========     =============       =====
        Warrants exercisable at year-end                          1,751,000         $6.12         1,601,000        6.31
                                                               ============        ======     =============       =====

      The following table summarizes information relating to warrants outstanding at December 31, 1997:

                                    Warrants Outstanding                      Warrants Exercisable
                        ---------------------------------------------     ----------------------------
                                           Weighted-
                                            Average
                                           Remaining       Weighted-                         Weighted-
                                          Contractual       Average                           Average
      Range of            Number             Life           Exercise          Number         Exercise
   Exercise Price       Outstanding       (In Years)         Price         Exercisable         Price
   --------------       -----------       ----------         -----         -----------         -----
        $ 4.00               150,000             3          $4.00               150,000       $4.00
        $ 5.00               135,000             3          $5.00               135,000       $5.00
    $ 5.80 - $6.00         1,286,000             1          $5.98             1,286,000       $5.98
    $ 7.68 - 10.00           180,000             2          $9.64               180,000       $9.64
                     ---------------                                     --------------
                           1,751,000                                          1,751,000
                     ===============                                     ==============

[5] Shares reserved or available for future issuance:

          Shares of common stock reserved for future issuance are:
             Options granted under the Plan                                           203,000
             Options available for grant under the Plan                               507,000
             Options granted under the Directors Plan                                  24,000
             Options available for grant under the Directors Plan                      26,000
             Shares underlying the Warrants and Underwriters Warrant                1,226,000
             Warrants issued to a consultant                                           60,000
             Warrants issued in connection with private equity financings             465,000
             Issuable in connection with Fox Ridge acquisition                         65,000
                                                                                 ------------
                                                                                    2,576,000
                                                                                 ============

NOTE H - CONCENTRATION OF RISK

Revenues from principal sources are as follows:

                                                               Year Ended
                                                              December 31,
                                                          -----------------
                                                          1997         1996
                                                          ----         ----
          Principal customer                                 9%          11%
          Medicaid and Medicare                             44           60
          Private insurance and other
               nongovernment agencies                       47           29
                                                        -------      ------
                                                           100%         100%
                                                        ======       ======

[1]   Reliance on principal customers:

      The Company provides services to a principal customer, a hospital and its affiliates, pursuant to two written contracts which expire on December 31, 1998. These contracts give the Company the exclusive right to provide medical transportation services for the patients of this customer. The contracts may be terminated by the hospital if the Company fails to perform its obligations thereunder. These contracts can also be renegotiated by the hospital if there is a decrease in services.

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

      The Company was subject to an audit of its medicaid claims for which the Company received reimbursement over a four and one-half year period through June 30, 1994. The audit was settled in 1997 for $97,000.

      At December 31, 1997, 31% of accounts receivable was due from Medicaid and Medicare, 37% from the hospital facilities which includes its principal customer and its affiliates and 32% from private insurers and other nongovernmental sources.

NOTE I - ACQUISITIONS

[1]     1996 Acquisitions:

       (a) On May 21, 1996, the Company purchased from an ambulette provider in Brooklyn, New York, (Jenco) equipment and ambulettes for a cash payment of $30,000 and a balance of $200,000 to be paid in twelve equal quarterly installments commencing September 1996. The note is subject to reduction depending upon certain factors, including revenues derived from former customers of the provider.

       (b) On June 12, 1996, the Company completed the acquisition of certain assets from A-1 Ambulance Service Inc. ("A-1") through it's wholly owned subsidiary, Empire. The Company acquired equipment, ambulances, customer lists, a covenant not to compete and goodwill for a cash payment of $425,000 and a balance of $325,000 to be paid in eight quarterly installments commencing September 1996.

       (c) On August 15, 1996, the Company acquired certain assets from Hudvalco, Inc. and Harvey H. McGeorge, Inc. (collectively "Hudvalco") and all the outstanding common stock of four entities related to Hudvalco through common ownership (collectively, the "Hudson Valley Companies"), through its wholly owned subsidiary, Century. The Company acquired ambulance equipment, licenses to operate an ambulance business previously conducted by Hudvalco, customer lists and goodwill. The total consideration for the acquisition was $5,950,000, subject to certain adjustments, of which $3,000,000 was paid in cash, approximately $940,000 consisted of the assumption of debt and $2,010,000 consisted of a ninety-day (90) promissory note.

             The Company also agreed to acquire all the common stock of Richard Decker Operating Corp. ("RDO"), an entity also related to Hudvalco through common ownership, for $1,066,000, after certain adjustments, which closed in May 1997. Consideration for the acquired stock was an aggregate of 328,492 shares of the Company's common stock issued to the sole stockholder of Hudvalco and his designee. The purchase price was allocated as follows:
             $141,000 to vehicles, $257,000 to customer list, $131,000 to licenses, $22,000 to noncompete agreements and $515,000 to goodwill.

       (d) On August 22, 1996, a wholly owned subsidiary of the Company completed the purchase from Elite Ambulance & Medical Coach, Inc. ("Elite") of ambulettes and certain other assets, including accounts receivable and a license to operate an ambulette service by the state of New Jersey. The assets were acquired pursuant to an asset purchase agreement among the Company, Elite and its shareholders. Elite operated an ambulette service from Orange, New Jersey servicing Essex County, New Jersey and other nearby counties under the name Elite. After the acquisition, the subsidiary changed its name to Elite Ambulance & Medical Coach, Inc. and is operating the acquired ambulette service under the name Elite. The consideration for the acquisition was $760,000 of which half was paid in cash at the closing and the balance pursuant to a one year note. In connection with the acquisition, the Company (i) assumed certain debts related to the assets, including bank indebtedness of approximately $19,500, (ii) entered into a contract with affiliates of Elite to acquire the real estate facility containing Elite's operating facility for approximately $1,200,000 in cash and short term mortgage notes, and (iii) assumed a lease for such facility until the closing of the real estate contracts of sale. The Company terminated the agreement for the purchase of the property and has entered into a long term lease for the facility. The parties are currently negotiating an adjustment to the asset purchase price and the payment terms on the balance of the purchase price.

       (e) In August 1996, a wholly owned subsidiary of the Company purchased from an ambulette provider in New Jersey (First Invalid Coach Services, Inc.) ambulettes, its customer list and goodwill for approximately $109,000. $59,000 was paid at the closing with an estimated amount of $50,000 to be paid in twelve monthly payments based on a percentage of cash receipts generated from the client base.

       (f) A summary of net assets acquired and consideration is as follows:

                                                                                      First Invalid
            Acquisitions                    A-1          Century          Elite           Coach         Jenco         Total
            ------------                    ---          -------          -----           -----         -----         -----

Vehicles and equipment                 $    104,000   $    537,000    $    143,000    $   34,000     $   30,000   $    848,000
Other current assets                                                       187,000                                     187,000
Customer list                               153,000      1,991,000         277,000        50,000        212,000      2,683,000
Goodwill                                    321,000      3,979,000         597,000        25,000                     4,922,000
Noncompete covenants                        200,000                                                                    200,000
Licenses                                    225,000        100,000                                                     325,000
                                       ------------   ------------    ------------    ----------     ----------   ------------
      Total assets                        1,003,000      6,607,000       1,204,000       109,000        242,000      9,165,000
Assumption of liabilities                                                  166,000                                     166,000
                                       ------------   ------------    ------------    ----------     ----------   ------------
Net assets acquired                    $  1,003,000   $  6,607,000    $  1,038,000    $  109,000     $  242,000   $  8,999,000
                                       ============   ============    ============    ==========     ==========   ============
Notes due former owners                $    325,000   $  2,010,000    $    380,000    $   50,000     $  200,000   $  2,965,000
Payments                                    425,000      3,000,000         400,000        59,000         30,000      3,914,000
Bank note                                                  940,000                                                     940,000
Liabilities assumed which are
recorded
   as additions to the purchase price       106,000        419,000          95,000                                     620,000
Acquisition costs                           147,000        238,000         163,000                       12,000        560,000
                                       ------------   ------------    ------------    ----------     ----------   ------------
                                       $  1,003,000   $  6,607,000    $  1,038,000    $  109,000     $  242,000   $  8,999,000
                                       ============   ============    ============    ==========     ==========   ============

[2]     1997 Acquisition:

       In July 1997, the Company completed the acquisition of certain assets of Fox Ridge Transportation, Inc. ("Fox Ridge"). The purchase price plus related acquisition transaction costs of $46,000, totaled $1,186,000 and is being allocated as follows: $598,000 to vehicles, $196,000 to customer list and $392,000 to goodwill.

       The purchase price of $1,140,000, is comprised of: assumption of debt of approximately $485,000 and the issuance of 130,969 shares of its common stock guaranteed at a value of $5.00 per share ($655,000) (the "Guaranteed Value") for a period of one year following the effective date of a registration statement covering the registration of such shares.

       The market value of the shares issued at the closing amounted to $377,000 ($2.88 per share). The Company agreed to a Guaranteed Value of approximately $655,000. Accordingly, the Company may be required to issue additional shares (limited to 65,485 shares) and/or transfer cash for any deficiency which might result.

       The Company also agreed to place 97,031 shares of its common stock in escrow to collateralize the assumed obligation of $485,000 which was subsequently refinanced.

[3]     Unaudited pro forma information:

       Unaudited pro forma summary of consolidated operations for 1996 assuming the acquisitions had taken place on January 1, 1996 is as follows:

               Revenue                                    $     24,948,000
                                                          ================

               Net income                                 $        678,000
                                                          ================

               Net income per common share                      $.14
                                                              ========

       Had the Company acquired Fox Ridge on January 1, 1996, the effect on the results of operations for 1997 would not be material.


NOTE J - EMPLOYEE BENEFITS

[1]    401(k) Retirement Savings Plan:

      In November 1996, the Board of Directors authorized the adoption of a 401(k) Retirement Savings Plan (the "Plan") with an effective date of adoption of January 1, 1997. The 401(k) Plan covers all employees who meet the 401(k) Plan's eligibility requirements. Eligible employees may elect to defer up to 15% of their yearly compensation, as defined. Employer contributions are discretionary. A favorable determination letter has been received from the Internal Revenue Service, and participation in the Plan began April 1, 1997. The Company elected to make a contribution to the Plan of 10,253 shares of the Company's common stock. Such shares were funded in March 1998.

[2]    Collective bargaining agreement:

      Prior to the acquisition of A-1, the Company was not a party to any collective bargaining agreements. The drivers, emergency medical technicians and paramedics of A-1 were subject to a collective bargaining agreement until 1997 when they voted to decertify the union as their representative. During 1997, ambulance drivers in Yonkers, New York and ambulette drivers located in Yonkers, New York and Union, New Jersey voted to be unionized. The Company is currently negotiating a formal agreement with the unions.


NOTE K - MANAGEMENT AGREEMENT

One of the Company's subsidiaries had entered into a management agreement with an ambulance company to conduct, supervise and manage their daily operations including personnel, finance and accounting, quality control and other day to day functions. The subsidiary was paid on a "cost-plus" basis. The management fee included in other income represents 10% of the subsidiary's direct and allocated indirect costs in performing services under the agreement. The direct and allocated indirect costs are reimbursable and have been excluded from the results of operations. The Company terminated such agreement effective December 31, 1997.

NOTE L - INTANGIBLES WRITE-DOWN

Intangible assets are shown net of accumulated amortization, which includes a material write-down in 1997. The decline in the financial results of the operations of the Hudson Valley Companies acquired in 1996, has led the Company to re-evaluate the carrying value of certain assets acquired. The underlying factors contributing to the decline in financial results include reductions in service revenue, changes in relations with certain customers and increased competition. Based on a plan designed to improve operating margins, the Company determined that a write-down of approximately $5,400,000 for impairment of goodwill and customer lists should be charged to operations.
The Company determined the fair value of the assets based on discounted expected future cash flows.


NOTE M - RECEIVABLES WRITE-DOWN, RESTRUCTURING AND OTHER COSTS

During 1997, the Company began implementing a restructuring program designed to enhance overall competitiveness and increase productivity and efficiency through the effective centralization of the Company's previously separate operating entities. This consolidation is intended to reduce certain redundancies and complexities in the operations, billing and dispatching as well as obtaining a better overall utilization of its operating personnel. This process will include moving the Company's headquarters and locating its billing and dispatching into one facility in White Plains, NY. This move is expected to take place in March 1998. In connection with this consolidation, a partial consolidation of the billing process has already begun. In connection with this process, a re-evaluation of outstanding accounts receivable resulted in a write-down of $1,371,000, principally relating to the Hudson Valley Companies, for revenues billed subsequent to its acquisition. The Company also charged operations for $396,000 principally relating to severance costs.

In addition to the costs associated with the consolidation of the Company's separate operating companies identified above, the company is also taking a charge to earnings for other costs. The Company defers certain costs incurred in connection with pending acquisitions. In conjunction with the Company's restructuring program, management believes that the likelihood of the completion of these potential acquisitions has been reduced. Accordingly, costs approximating $843,000 have been charged to operations in 1997.


NOTE N - CONTINGENCIES

On February 12, 1998, the Chapter 7 Trustee of BR Ambulance Service, Inc. ("BR") filed a complaint ("Complaint") against the Company alleging that the Company was the recipient of fraudulent conveyances from BR arising out of an asset purchase agreement between the Company and BR dated March 12, 1995 wherein the Company allegedly agreed to purchase the assets of BR for a base price of $2.0 million plus additional consideration to be calculated pursuant to a formula. The Complaint further alleges that BR subsequently transferred various assets to the Company but the Company did not pay the specified consideration and accordingly, owes BR not less than $2.0 million. The Company's time to respond to the Complaint has been extended to April 21, 1998. The Company vigorously disputes the material allegations of the Complaint.

In an action filed by Medical Transportation Corp. ("Med-Trans"), Med-Trans alleges that during the twelve-month period commencing December 1, 1996 and ending November 30, 1997, the Company deliberately terminated relationships with numerous customers and unilaterally ceased to provide services to such customers. Med-Trans is the holder of a promissory note (Note E) which is subject to adjustment based on total annual revenues from an ambulette business acquired from Med-Trans. Med-Trans is seeking payment in the amount of $228,000. The Company filed an answer to the complaint on March 30, 1998, together with affirmative defenses, stating, among other things, that at no time did the Company voluntarily decide not to service a customer. The Company intends to vigorously oppose this action.

Various other actions have been filed against the Company principally relating to alleged breach of employment agreements in connection with certain acquisitions. The claimants in the actions seek an aggregate of $650,000, plus punitive damages. The actions are at various stages and the Company believes it has valid and meritorious defenses.

The ultimate outcome of the above-mentioned Complaint and actions cannot presently be determined. Accordingly, no provision for any liability that may result, if any, has been made in the financial statements.


NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statements of Accounting Standards, No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure About Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. The Company believes that these pronouncements will not cause its financial position or results of operations disclosures to change.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, State of New York, on the 14th day of April, 1998.

                                COMMUNITY MEDICAL TRANSPORT, INC.


                                By:  /s/ Dean L. Sloane
                                    -----------------------------------
                                     Dean L. Sloane,
                                     President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



          Signatures                                         Capacity                                       Date
------------------------------      ----------------------------------------------------------     -----------------------




/s/ Dean L. Sloane
------------------------------      Director, President and Chief Executive                        April 14, 1998
    Dean L. Sloane                  Officer (Principal Executive Officer, Principal
                                      Financial and Accounting Officer)

/s/ Donald J. Panos
------------------------------      Chief Financial Officer, Principal Financial                   April 14, 1998
    Donald J. Panos                 Officer and Principal Accounting Officer


/s/ Craig V. Sloane                 Director                                                       April 14, 1998
------------------------------
    Craig V. Sloane

/s/ Bernard M. Kruger               Director                                                       April 14, 1998
------------------------------
    Bernard M. Kruger

/s/ Lucius J. Riccio
------------------------------      Director                                                       April 14, 1998
    Lucius J. Riccio



                                Exhibits Index


     3.01     Restated Certificate of Incorporation of the Company (1)
     3.02     Amended and Restated By-Laws of the Company (1)
     4.01     Specimen Certificate representing the Common Stock, par value
              $.001 per share (1)
     10.01*   1992 Employee Stock Option Plan (1)
     10.02*   1994 Directors' Stock Option Plan (1)
     10.03*   Employment Agreement entered into between the Company and Dean
              L. Sloane (1)
     10.04*   Employment Agreement entered into between the Registrant and
              Craig V. Sloane (1)
     10.05*   Employment Agreement entered into between the Company and Joseph
              A. Connell, Sr.
     10.06    Lease dated January 1, 1997 by and between the Company and 2301
              Jerome Avenue Realty Corp. and the Addendum thereto
     10.07    Lease dated September 1997 by and between the Company and
              Principal Mutual Life Insurance Company
     10.08    Indemnification Agreement entered into between the Company and each of its directors (1)
     10.09+   Agreement dated as of January, 1994 between the Company and Beth
              Abraham Hospital (1)
     10.10+   Agreement dated as of January 1, 1994 between the Company and
              Beth Abraham Hospital (1).
     10.11    Amendment to the Agreements between the Company and Beth Abraham
              Hospital
     10.12    Warrant, issued to the Equity Group, to purchase 30,000 shares of Common Stock commencing November 1, 1994 (2)
     10.13    Warrant, issued to the Equity Group, to purchase 30,000 shares of Common Stock commencing November 1, 1995 (2)
     10.14    Asset Purchase Agreement dated September 25,1995 between the
              Company and Medical Transportation Corporation (3)
     10.15    Credit Agreement, dated as of December 18, 1996, among the
              Company, Atlantic Bank of New York, Fleet Bank, N.A. and Israel
              Discount Bank of New York, including collateral documents (4)
     21.01    Subsidiaries of the Company
     23.01    Consent of Richard A. Eisner & Company, LLP
     27.01    Financial Data Schedule
------------
+ Confidential treatment was granted for the deleted portion of this document.
*       Management contract or compensatory plan or arrangement.
(1) Such Exhibits were filed with the Company's Registration Statement (File No. 33-80338) declared effective September 30, 1994 and are incorporated herein by reference.
(2) Such Exhibits were filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 and are incorporated herein by reference.
(3) Such Exhibit was filed with the Company's Current Report on Form 8-K, dated November 1, 1995, and is incorporated herein by reference.
(4) Such Exhibit was filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 and is incorporated herein by reference.