Form 10QSB
period 1998-03-31
COMMUNITY MEDICAL TRANSPORT INC
filed 1998-05-15
CIK 925602

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-QSB
(Mark One)

  X Quarterly report under Section 13 or 15 (d) of the Securities Exchange --- Act of 1934 For the quarterly period ended MARCH 31, 1998
                                               --------------

--- Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number    0-24640
                      --------------

                       COMMUNITY MEDICAL TRANSPORT, INC.
      ------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

        Delaware                                  13-3507464
-------------------------------                -------------------
(State or other Jurisdiction of                 (I.R.S. Employer)
Incorporation or Organization)                 Identification No.)

                                4 Gannett Drive
                            White Plains, NY 10604
                   ----------------------------------------
                   (Address of Principal Executives Offices)

                                (914) 697-9233
                          ---------------------------
                          (Issuer's Telephone Number)

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

Yes  X   No
   -----   -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. Yes       No
                                                     -----   -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,993,652 shares of common
stock as of May 6, 1998                           --------------------------
-----------------------

     Transitional Small Business Disclosure Format (check one):
Yes     No  X
   -----  -----

              COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                                     INDEX





                                                                         Page
                                                                         ----
Part I.  Financial Information


Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 1998
           (unaudited) and December 31, 1997                               2

         Consolidated Statements of Income Operations
            for the Three Months Ended March 31,
            1998 (unaudited) and 1997 (unaudited)                          3

         Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 1998 (unaudited)
            and 1997 (unaudited)                                           4

         Notes to Consolidated Financial Statements                        5


Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          6-8


Part II. Other Information

Item 1.  Legal Proceedings                                                  9

Item 2.  Changes in Securities                                             9

Item 6.  Exhibits and reports on Form 8-K                                  9

              COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                    ASSETS
                                                                          March 31, 1998          December 31, 1997
                                                                          --------------          -----------------
                                                                                           (Unaudited)
Current Assets:
  Cash and cash equivalents...................................                $1,174,000                $   925,000
  Short-term Investments......................................                 1,191,000                  1,136,000
  Accounts receivable, trade, less allowance for
    doubtful accounts.........................................                 4,204,000                  4,828,000
  Prepaid insurance...........................................                   565,000                    706,000
  Prepaid and refundable income taxes.........................                   308,000                    592,000
  Other Current Assets........................................                   374,000                    276,000
  Deferred tax Assets.........................................                   489,000                    524,000
                                                                            ------------               ------------
         Total Current Assets.................................                 8,305,000                  8,987,000

  Property, equipment and leasehold
    improvements - net........................................                 4,164,000                  4,385,000
  License - net...............................................                   697,000                    703,000
  Customer lists - net........................................                 1,403,000                  1,459,000
  Other assets................................................                   359,000                    398,000
  Goodwill - net..............................................                 2,637,000                  2,661,000
  Covenant not to compete, net................................                    83,000                    100,000
                                                                            ------------               ------------
         Total Assets.........................................              $ 17,648,000               $ 18,693,000
                                                                            ============               ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt...........................                $5,693,000                $ 2,388,000
  Accounts payable and accrued expenses.......................                 3,103,000                  3,507,000
                                                                            ------------               ------------
         Total Current Liabilities............................                 8,796,000                  5,895,000

Long-term Debt:
  Long-term debt - net of current portion.....................                 1,852,000                  5,566,000
  Deferred taxes payable......................................                   482,000                    524,000
                                                                            ------------               ------------

         Total Liabilities....................................                11,130,000                 11,985,000
                                                                            ------------               ------------

Stockholders' Equity
  Preferred stock, 4% cumulative, $.001 par value, 5,000,000 shares authorized, Series BB, 7,500 shares designated, zero and 778.4 shares issued and outstanding at March 31, 1998 and
     December 31, 1997, respectively (liquidation value of zero and
     $778,400 respectively, excluding cumulative dividends)
  Class A nonvoting common stock, $.001 par value, 10,000,000 shares authorized, none issued
  Common stock, $.001 par value, 20,000,000 shares authorized,
     5,993,652 and 5,761,007 shares issued and outstanding at
     March 31, 1998 and December 31, 1997 ....................                     6,000                      6,000
  Capital in excess of par value..............................                14,043,000                 14,043,000
  Accumulated deficit.........................................                (7,531,000)                (7,341,000)
                                                                            ------------               ------------
         Total Stockholders' Equity...........................                 6,518,000                  6,708,000
                                                                            ------------               ------------
         Total Liabilities and Stockholders' Equity...........              $ 17,648,000               $ 18,693,000
                                                                            ============               ============

              COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                 - Unaudited -

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                      -----------------------------
                                                                                        1998                 1997
                                                                                      --------             --------
Net revenue............................................................               $4,872,000          $6,001,000
                                                                                      ----------          ----------

Operating expenses:
  Salaries and benefits................................................                2,686,000           3,143,000
  Fleet Maintenance....................................................                  306,000             388,000
  Insurance............................................................                  160,000             238,000
  Rent.................................................................                  120,000             116,000
  Depreciation and amortization........................................                  246,000             193,000
                                                                                      ----------          ----------
    Total operating expenses...........................................                3,518,000           4,078,000
                                                                                      ----------          ----------

    Gross profit.......................................................                1,354,000           1,923,000

Selling, general and administrative....................................                1,383,000           1,601,000
                                                                                      ----------          ----------

Income (loss) from operations..........................................                  (29,000)            322,000

Other expense (income).................................................                        0             (12,000)

Interest income........................................................                  (19,000)            (21,000)

Interest expense ......................................................                  180,000             146,000
                                                                                      ----------          ----------

Income (loss) before provision for income taxes........................                 (190,000)            209,000

Provision (benefit) for income taxes...................................                        0              97,000
                                                                                      ----------          ----------

    NET INCOME (LOSS)..................................................               $ (190,000)         $  112,000
                                                                                      ===========         ==========

Net income (loss) available to common
   shareholders - basic................................................               $ (190,000)         $   90,000

Preferred stock dividends - assumed conversion............                                     0              22,000
                                                                                      ----------          ----------
Net income (loss) available to common shareholders
   including assumed conversion - diluted..............................                 (190,000)            112,000
                                                                                      ===========         ==========

Net income (loss) per share - basic and diluted........................               $     (.03)         $      .02
                                                                                      ==========          ==========

Weighted average number of common shares
  outstanding - basic..................................................                5,975,600          $4,891,500
Effect of potential common shares related to stock options
   and assumed preferred stock conversion..............................                        0             778,700
                                                                                      ----------          ----------
Weighted average number of common shares outstanding - diluted                         5,975,600           5,670,200
                                                                                      ==========          ==========

              COMMUNITY MEDICAL TRANSPORT, INC, AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                               ---------
                                                                                         1998              1997
                                                                                         ----              ----
                                                                                              (Unaudited)
Cash flow from operating activities:
Net income (loss)............................................................          $ (190,000)      $  112,000
Adjustments to reconcile net income (loss) to cash (used in)
 provided by operating activities:
  Depreciation and amortization expense......................................             375,000          354,000
  Imputed interest on note payable...........................................                   0            5,000
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable-trade net.....................             624,000         (736,000)
    Decrease in prepaid expenses and other current assets....................             308,000          399,000
    Decrease (increase) in other assets......................................              39,000           (3,000)
    (Decrease) increase in accounts payable and accrued expenses.............            (404,000)          83,000
    (Decrease) in deferred taxes, net........................................              (7,000)        (240,000)
                                                                                       ----------       ----------
Net cash provided by (used in) operating activities..........................             745,000          (26,000)
                                                                                       ----------       ----------

Cash used in investing activities:
Acquisition of equipment-net of disposals....................................             (32,000)        (609,000)
(Increase) decrease in short term investments................................             (55,000)         144,000
                                                                                       ----------       ----------
Net cash (used in) investing activities......................................             (87,000)        (465,000)
                                                                                       ----------       ----------

Cash flow from financing activities:
Proceeds from bank borrowings................................................                   0          540,000
Principal payments on debt...................................................            (369,000)        (113,000)
Principal payments on capital lease obligations..............................             (40,000)          (2,000)
Net Proceeds from exercise of Employee Stock Options.........................                   0           35,000
                                                                                       ----------       ----------
Net cash (used in) provided by financing activities..........................            (409,000)         460,000
                                                                                       ----------       ----------

NET INCREASE (DECREASE) IN CASH..............................................             249,000          (31,000)

CASH - BEGINNING OF PERIOD...................................................             925,000        1,037,000
                                                                                       ----------       ----------

CASH - END OF PERIOD.........................................................          $1,174,000       $1,006,000
                                                                                       ==========       ==========



Supplementary disclosure of cash flow information: Cash paid during the period:
  Interest...................................................................          $  159,000       $  104,000
                                                                                       ==========       ==========
  Taxes......................................................................          $    8,000       $   50,000
                                                                                       ==========       ==========

                                                                        page 4

                       COMMUNITY MEDICAL TRANSPORT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(Note A) - Organization and Basis of Presentation:
--------------------------------------------------

         The accompanying financial statements include the accounts of Community Medical Transport, Inc. (the "Company") and its five wholly owned operating subsidiaries, Community Ambulette Service, Inc. ("Ambulette"), First Help Ambulance and Ambulette, Inc. ("First Help"), Empire Ambulance and Ambulette Inc. ("Empire"), Century Ambulance and Ambulette Inc. ("Century") and Elite Ambulance and Medical Coach, Inc., ("Elite") (collectively the "Companies"). All intercompany balances and transactions have been eliminated in consolidation. The Company provides specialized medical emergency and non-emergency ambulance transportation, as well as ambulette transportation services in the New York - New Jersey Metropolitan area. Ambulettes are specialized vans that contain wheelchair lifts or ramps for the transportation of the handicapped and disabled, mentally retarded, elderly and chronically ill to and from day treatment centers, day care programs, hospitals, nursing homes and other health care facilities.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The information contained in the interim financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997 filed with the Securities and Exchange Commission.


(Note B) - Reclassification:
---------------------------

         Certain items in the prior period have been reclassified to conform to the current period's presentation.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Overview

         For all periods presented, the following financial information includes the accounts of all operating subsidiaries of the Company.

         The Company's total revenue, which is comprised primarily of ambulette and ambulance service fees charged to Medicare, Medicaid, other third party payers such as private insurance carriers and health maintenance organizations, and directly to patients, is presented net of contractual and other adjustments.

Forward Looking Statements

         Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include, but are not limited to the following (I) general economic conditions, (ii) competitive market influences, (iii) third party reimbursement rate changes or changes in criteria of coverage, (iv) availability of insurance at reasonable costs, (v) customer relations and (vi) increased competition.

Results of Operations

         The Company's total revenue amounted to $4,872,000 for the three months ended March 31, 1998, as compared with $6,001,000 for the three months ended March 31, 1997, a decrease of $1,129,000 or 18.8%. The decrease is due substantially to the consolidation of the Company, whereby the Company has declined certain trips previously performed by the businesses acquired, as a result of the Company's stricter interpretations of the reimbursement regulations.

         Operating expenses decreased by $560,000 or 13.7% to $3,518,000 for the three months ended March 31, 1998 from $4,078,000 for the three months ended March 31, 1997. This percentage decrease was lower than the percentage decrease in revenue due to the inherently lower margins of the acquired companies. In addition, the Company's overall costs of providing services also increased for the current period ended as personnel costs increased in order for the Company to remain competitive. As a result of the foregoing, gross profit as a percentage of revenues decreased to 27.8% for the three months ended March 31, 1998 from 32.0 % for the three months ended March 31, 1997.

         Selling, general and administrative expenses decreased by $218,000 or 13.6.% to $1,383,000 for the three months ended March 31, 1998, from $1,601,000 for the three months ended March 31, 1997. The decrease in costs was due primarily to the elimination of certain redundant expenses associated with the acquisitions. Such expenses as a percentage of revenues increased by 1.7% to 28.4% for the three months ended March 31, 1998, from 26.7% for the three months ended March 31, 1997, primarily as a result of the decreased revenues, as well as additional personnel and marketing costs.

         Other income amounted to zero for the three months ended March 31, 1998 as compared to $12,000 for the three months ended March 31, 1997. The income in the 1997 period was due to a management fee earned by the Company for the operation of an ambulance company, which has been terminated effective December 31, 1997.

         Interest expense increased by $34,000 or 23.3% to $180,000 for the three months ended March 31, 1998 compared to $146,000 for the three months ended March 31, 1997. This increase is primarily due to the additional borrowing and debt incurred in connection with the acquisitions completed in 1996.

         Interest income decreased by $2,000 or 9.5% to $19,000 for the three months ended March 31, 1998 compared to $21,000 for the three months ended March 31, 1997. The reduction in interest income is primarily due to significant expenditures in connection with acquisitions which reduced available cash.

         The Company's income taxes amounted to zero for the three months ended March 31, 1998 compared with a tax provision of $97,000 for the three months ended March 31, 1997. The 1998 amount resulted from the Company incurring a taxable loss for the three months ended March 31, 1998, as well as a net operating loss carryover for the year ended December 31, 1997.

         The Company's net loss amounted to $190,000 or $.03 per share for the three months ended March 31, 1998, as compared to net income of $112,000 or $.02 per share for the three months ended March 31, 1997. This decrease in net income and earnings per share is attributable to the factors described above, primarily the reduced revenues, without a proportionate reduction in operating expenses, due particularly to the higher cost of operating personnel.

         The Company has determined not to pursue any additional acquisitions pending consolidation of its separately operating entities into one operation. If the Company makes any acquisitions thereafter, the completion of any such acquisitions will increase the revenues and expenses of the Company, however, there can be no assurance that future net income will be positively impacted. Additional financing however, may be required in connection with any further acquisitions.

         In January 1997, the New York State Medicaid reimbursement rates were changed. The base rates were reduced, while certain other reimbursement rates were added or increased. These rate changes principally effected the ambulette business, and the Company has taken certain courses of action, including the elimination of certain operations which had become less profitable or unprofitable, particularly where customers refused or were unable to permit the Company to provide the services efficiently to meet the new regulations.

Liquidity and Capital Resources

         Cash provided by operating activities amounted to $745,000 for the three months ended March 31, 1998 as compared with cash used in operating activities of $26,000 for the three months ended March 31, 1997. The increase in cash provided by operating activities was largely the result of a decrease in accounts receivable due mainly to a decrease in revenues in the current period, partially offset by a reduction in accounts payable and accrued expenses.

         Cash used in investing activities amounted to $87,000 for the three months ended March 31, 1998 as compared to $465,000 for the same period in 1997. The decrease in cash used in investing activities was primarily the result of more significant capital expenditures incurred in the prior period associated with the purchase of vehicles and equipment, which was not incurred in the current period.

         Cash used in financing activities amounted to $409,000 for the three months ended March 31, 1998 as compared with cash provided by financing activities of $460,000 for the same period in 1997. The decrease in cash provided by financing activities was largely the result of additional bank borrowings in the prior period as compared with more significant principal repayments on such borrowings in the current period.

         In December 1996, the Company entered into a $10,000,000 credit facility to replace its previously existing $3,200,000 credit facility for working capital and capital expenditures. A portion of the $10,000,000 credit facility consists of a $6,500,000 revolving credit arrangement, which may only be drawn down if the Company has sufficient qualified accounts receivable. The balance of the credit facility is available under term notes. The Company, in the past, and may in the future, be temporarily unable to draw down desired amounts because of slow payment by reimbursement agencies and as a result of delays in collection. In addition, the Company may be required from time to time to repay a portion of this facility under the provisions of the credit agreement. At March 31, 1998, there was $5,663,000 outstanding under this facility consisting of $3,800,000 under the revolving credit arrangement and $1,863,000 under the term notes.

         At December 31, 1997, the Company was not in compliance with several financial covenants from its lenders. The lenders have provided a waiver in connection with an amendment to the loan agreement, which was completed on April 14, 1998. As a result of such amendment, the lenders amended certain financial covenants at future measurement dates to accommodate the Company's current financial status. Further, the lenders have extended the maturity date of the revolving credit arrangement to January 18, 1999 and in conjunction with such revisions, reduced the amount under the revolving credit arrangement from $6,500,000 to $3,500,000. The Company is currently in compliance with such amended financial covenants, and intends to refinance such credit facility prior to January 1999.

         At March 31, 1998, the Company had a working capital deficit of $491,000 as compared to working capital of $5,247,000 at March 31, 1997. Such deficit at March 31, 1998 is the result of the maturity date of the revolving credit arrangement of January 18, 1999, and as such, the entire balance of $3,800,000 outstanding at March 31, 1998 is included as a current liability.

         The Company is required to reduce its revolving credit arrangement to $3,500,000. As of the date of this filing, $3,600,000 is currently outstanding, with an additional $100,000 expected to be repaid by May 31, 1998. Therefore, the Company cannot currently draw down on its existing credit facility. The Company is currently negotiating substitute financing.

         The Company expects that the combination of existing cash balances and cash generated from operations based on present projections, will provide sufficient liquidity and enable it to meet its currently foreseeable working capital requirements for existing operations for the balance of the year. However, by January 1999, the Company must retain financing in order to repay its revolving credit arrangement. The Company is currently seeking such financing.

Inflation

         The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or its profitability.

Item 1 - Legal Proceedings.

         On April 29, 1998, the Company and a wholly owned subsidiary, Century Ambulance and Ambulette, Inc., ("Century") filed an action in the Supreme Court State of New York, County of Westchester against Harvey H. McGeorge Co., Inc., Richards/Decker Operating Co., Inc., Hudvalco, Inc. doing business as Hudson Valley Ambulance, Alan McGeorge, Tor Avenue Realty, Inc. (all of the foregoing together referred to herein as the "McGeorge Defendants") and Richard A. Eisner & Company, LLP. The action entitled Community Medical Transport, Inc. and Century Ambulance and Ambulette, Inc. against Harvey H. McGeorge Co., Inc., Richards/Decker Operating Co., Inc., Hudvalco, Inc. d/b/a Hudson Valley Ambulance, Alan McGeorge, Tor Avenue Realty, Inc. and Richard A. Eisner & Company, LLP (the "McGeorge Action") alleges damages of 5.4 million dollars resulting from fraud, negligent and intentional breech of warranty, breech of contract, material omission, negligent misrepresentation, fraud in the inducement and violation of the implied covenant of good faith and fair dealing on the part of the McGeorge Defendants in the course of disclosures made regarding a business acquired from the McGeorge Defendants and negligence and breech of contract on the part of defendant Richard A. Eisner and Company LLP., in the course of accounting services rendered relating to the acquisition of the business from the McGeorge Defendants. Plaintiffs in the Supreme Court State of New York, County of Westchester moved by Order to Show Cause, returnable on May 15, 1998, to consolidate a landlord tenant matter pending in the Haverstraw Justice Court entitled Tor Avenue Realty Inc. v. Century Ambulance and Ambulette, Inc. with the McGeorge Action. The McGeorge Defendants cross-moved to dismiss the complaint and defendant Tor Realty Inc., cross moved for partial summary judgment. All of the motions are pending. None of the defendants have filed an answer as of yet. The Company intends to vigorously prosecute this action.


Item 2 - Changes in Securities.

     The following sets forth information relating to all securities of the Company sold from January 1, 1998 through March 31, 1998 without registering the securities under the Securities Act of 1933, as amended (the "Securities Act"):

     During January and February 1998, the Company issued 222,392 shares of Common Stock to two non-affiliate entities upon conversions of 778.4 shares of Series BB Convertible Preferred Stock. Exemption from registration under the Securities Act is claimed for such issuance upon the exemption afforded by
Section 3(9) of the Securities Act.


Item 6 - Exhibits and Reports on Form 8-K.

     (a) Exhibits
         Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K - Not Applicable

                                  SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May, 1998.



                                     Community Medical Transport, Inc.
                                     ---------------------------------
                                               (registrant)




                                           /s/ Dean L. Sloane
                                           -------------------------------------
                                           Dean L. Sloane
                                           President and Chief Executive Officer


                                           /s/ Donald J. Panos
                                           -------------------------------------
                                           Donald J. Panos
                                           Chief Financial Officer, Principal
                                           Financial Officer and Principal
                                           Accounting Officer