Form 10QSB
period 1998-06-30
COMMUNITY MEDICAL TRANSPORT INC
filed 1998-08-14
CIK 925602

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
(Mark One)

  [X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act
of 1934 For the quarterly period ended   JUNE 30, 1998
                                         -------------

  [ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

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

                                 (914) 697-9233
                            -------------------------
                           (Issuer's Telephone Number)


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

Yes  X    No
    ---      ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

_________Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes __________  No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

_________State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,993,652 shares of common stock as of August 6, 1998__________

_________Transitional Small Business Disclosure Format (check one):
Yes     No  X
   ----    ----

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                        Page
                                                                        ----
Part I.       Financial Information


Item 1.       Financial Statements

              Consolidated Balance Sheets at June 30, 1998
                (unaudited) and December 31, 1997                         2

              Consolidated Statements of Operations
                 for the Six and Three Months Ended June 30,
                 1998 (unaudited) and 1997 (unaudited)                    3

              Consolidated Statements of Cash Flows for the Six
                 Months Ended June 30, 1998 (unaudited)
                 and 1997 (unaudited)                                     4

              Notes to Consolidated Financial Statements                  5


Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    6-8


Part II.      Other Information

Item 2.       Changes in Securities                                       9

Item 6.       Exhibits and reports on Form 8-K                            9

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS

                                                                                           June 30, 1998         December 31, 1997
                                                                                           ------------            ------------
                                                                                            (Unaudited)
Current Assets:
  Cash and cash equivalents ....................................................           $    756,000            $    925,000
  Short-term Investments .......................................................              1,108,000               1,136,000
  Accounts receivable, trade, less allowance for
    doubtful accounts ..........................................................              3,952,000               4,828,000
  Prepaid insurance ............................................................                356,000                 706,000
  Prepaid and refundable income taxes ..........................................                317,000                 592,000
  Other current assets .........................................................                283,000                 276,000
  Deferred tax assets ..........................................................                355,000                 524,000
                                                                                           ------------            ------------
         Total Current Assets ..................................................              7,127,000               8,987,000

  Property, equipment and leasehold
    improvements - net .........................................................              4,011,000               4,385,000
  Licenses - net ...............................................................                690,000                 703,000
  Customer lists - net .........................................................              1,354,000               1,459,000
  Other assets .................................................................                320,000                 398,000
  Goodwill - net ...............................................................              2,605,000               2,661,000
  Covenant not to compete, net .................................................                 67,000                 100,000
                                                                                           ------------            ------------
         Total Assets ..........................................................           $ 16,174,000            $ 18,693,000
                                                                                           ============            ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt ............................................           $  6,281,000            $  2,388,000
  Accounts payable and accrued expenses ........................................              2,465,000               3,507,000
                                                                                           ------------            ------------
         Total Current Liabilities .............................................              8,746,000               5,895,000

Long-term Debt:
  Long-term debt - net of current portion ......................................                602,000               5,566,000
  Deferred taxes payable .......................................................                355,000                 524,000
                                                                                           ------------            ------------

         Total Liabilities .....................................................              9,703,000              11,985,000
                                                                                           ------------            ------------

Stockholders' Equity :
  Preferred stock, 4% cumulative, $.001 par value, 5,000,000 shares authorized,
     Series BB, 7,500 shares designated, zero and 778.4 shares issued and outstanding at June 30, 1998 and December 31, 1997, respectively
     (liquidation value of zero and $778,400 respectively, excluding cumulative dividends)
  Class A nonvoting common stock, $.001 par value, 10,000,000 shares authorized, none issued
  Common stock, $.001 par value, 20,000,000 shares authorized, 5,993,652 and
     5,761,007 shares issued and outstanding at
     June 30, 1998 and December 31, 1997 .......................................                  6,000                   6,000
  Capital in excess of par value ...............................................             14,043,000              14,043,000
  Accumulated deficit ..........................................................             (7,578,000)             (7,341,000)
                                                                                           ------------            ------------
         Total Stockholders' Equity ............................................              6,471,000               6,708,000
                                                                                           ------------            ------------
         Total Liabilities and Stockholders' Equity ............................           $ 16,174,000            $ 18,693,000
                                                                                           ============            ============

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                  - Unaudited -

                                                                      Six Months Ended                     Three Months Ended
                                                                           June 30,                             June 30,
                                                                      ----------------                     ------------------
                                                                    1998               1997               1998              1997
                                                                ------------       ------------       ------------     -----------
Net revenue ..............................................      $  9,604,000       $ 11,889,000       $ 4,732,000      $ 5,888,000
                                                                ------------       ------------       -----------      -----------

Operating expenses:
  Salaries and benefits ..................................         5,148,000          6,164,000         2,462,000        3,021,000
  Fleet Maintenance ......................................           601,000            893,000           295,000          505,000
  Insurance ..............................................           319,000            405,000           159,000          167,000
  Rent ...................................................           228,000            216,000           108,000          100,000
  Depreciation and amortization ..........................           538,000            560,000           292,000          302,000
                                                                ------------       ------------      ------------     ------------
    Total operating expenses .............................         6,834,000          8,238,000         3,316,000        4,095,000
                                                                ------------       ------------      ------------     ------------

    Gross profit .........................................         2,770,000          3,651,000         1,416,000        1,793,000

Selling, general and administrative ......................         2,682,000          2,984,000         1,299,000        1,448,000
                                                                ------------       ------------      ------------     ------------

Income from operations ...................................            88,000            667,000           117,000          345,000

Other income .............................................                 0            (23,000)                0          (11,000)

Interest income ..........................................           (33,000)           (42,000)          (14,000)         (21,000)

Interest expense .........................................           358,000            307,000           178,000          161,000
                                                                ------------       ------------      ------------     ------------

Income (loss) before provision for income taxes ..........          (237,000)           425,000           (47,000)         216,000

Provision (benefit) for income taxes .....................                 0            210,000                 0          113,000
                                                                ------------       ------------      ------------     ------------

    NET INCOME (LOSS) ....................................      $   (237,000)      $    215,000      $    (47,000)    $    103,000
                                                                ============       ============      ============     ============

Net income (loss) available to common
  shareholders-basic .....................................      $   (237,000)      $    183,000      $    (47,000)    $     93,000

Preferred stock dividends - assumed conversion ...........                 0             32,000                 0           10,000
                                                                ------------       ------------      ------------     ------------
Net income (loss) available to common shareholders
  including assumed conversion - diluted .................          (237,000)           215,000           (47,000)         103,000
                                                                ============       ============      ============     ============

Net income (loss) per share - basic and diluted ..........      $       (.04)      $        .04      $       (.01)    $        .02
                                                                ============       ============      ============     ============

Weighted average number of common
  shares outstanding - basic .............................         5,984,700          4,966,600         5,993,700        5,040,900
Effect of potential common shares related to stock options
  and assumed preferred stock conversion .................            17,200            824,900            18,600          808,300
                                                                ------------       ------------      ------------     ------------
Weighted average number of common shares
  outstanding - diluted ..................................         6,001,900          5,791,500         6,012,300        5,849,200
                                                                ============       ============      ============     ============

               COMMUNITY MEDICAL TRANSPORT, INC, AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                         --------
                                                                                               1998                   1997
                                                                                               ----                   ----
                                                                                                       (Unaudited)
Cash flow from operating activities:
Net income (loss) .............................................................           $  (237,000)           $   215,000
Adjustments to reconcile net income (loss) to cash (used in)
 provided by operating activities:
  Depreciation and amortization expense .......................................               798,000                754,000
  Imputed interest on note payable ............................................                     0                  5,000
  Increase in deferred tax asset, net .........................................                     0               (315,000)
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable-trade net ......................               876,000             (1,047,000)
    Decrease in prepaid expenses and other current assets .....................               579,000                415,000
    Decrease in other assets ..................................................                78,000                 21,000
    Decrease in accounts payable and accrued expenses .........................            (1,042,000)              (310,000)
                                                                                          -----------            -----------
Net cash provided by (used in) operating activities ...........................             1,052,000               (262,000)
                                                                                          -----------            -----------

Cash used in investing activities:
Acquisition of equipment-net of disposals .....................................              (178,000)            (1,105,000)
Decrease in short term investments ............................................                28,000                179,000
Acquisition of businesses .....................................................                     0                      0
                                                                                          -----------            -----------
Net cash used in investing activities .........................................              (150,000)              (926,000)
                                                                                          -----------            -----------

Cash flow from financing activities:
Proceeds from bank borrowings .................................................                     0              1,033,000
Proceeds from borrowings under capital lease obligations ......................                55,000                130,000
Principal payments on debt ....................................................            (1,011,000)              (298,000)
Principal payments on capital lease obligations ...............................              (115,000)                (8,000)
Net Proceeds from exercise of Employee Stock Options ..........................                     0                 35,000
Additional costs in connection with Common Stock issuance .....................                     0                (34,000)
                                                                                          -----------            -----------
Net cash (used in) provided by financing activities ...........................            (1,071,000)               858,000
                                                                                          -----------            -----------

NET DECREASE IN CASH ..........................................................              (169,000)              (330,000)

CASH - BEGINNING OF PERIOD ....................................................               925,000              1,037,000
                                                                                          -----------            -----------

CASH - END OF PERIOD ..........................................................           $   756,000            $   707,000
                                                                                          ===========            ===========


Supplementary disclosure of cash flow information:
Cash paid during the period:
  Interest ....................................................................           $   289,000            $   251,000
                                                                                          ===========            ===========
  Taxes .......................................................................           $     8,000            $   241,000
                                                                                          ===========            ===========

Supplemental disclosure of non-cash investing activities:
  Acquisition of property and equipment .......................................                     0            $   274,000
  Acquisition of intangibles ..................................................                     0                792,000
  Common Stock issued in connection with acquisition of businesses ............                     0             (1,066,000)
                                                                                          -----------            -----------
  Cash paid to acquire assets .................................................           $         0            $         0
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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The information contained in the interim financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

(Note B) - Reclassification:
----------------------------

         Certain items in the prior period have been reclassified to conform to the current period's presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997 Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Overview

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

Forward Looking Statements
         Except for the historical information contained herein, the following statements and certain other statements contained herein are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include, but are not limited to the following (I) general economic conditions, (ii) competitive market influences, (iii) third party reimbursement rate changes or changes in criteria of coverage, (iv) substantial changes in the Company's costs including labor, insurance, supplies and other costs, (v) customer relations and (vi) increased competition.

Results of Operations
         The Company's total revenue amounted to $9,604,000 for the six months ended June 30, 1998, as compared with $11,889,000 for the six months ended June 30, 1997, a decrease of $2,285,000 or 19.2%. The Company's total revenue amounted to $4,732,000 for the three months ended June 30, 1998, as compared with $5,888,000 for the three months ended June 30, 1997, a decrease of $1,156,000 or 19.6%. The decrease is due to the Company declining certain trips due to the Company's stricter interpretations of the reimbursement regulations, and reductions in the reimbursement rates.

         Operating expenses decreased by $1,404,000 or 17.0% to $6,834,000 for the six months ended June 30, 1998 from $8,238,000 for the six months ended June 30, 1997. Operating expenses decreased by $779,000 or 19.0% to $3,316,000 for the three months ended June 30, 1998 from $4,095,000 for the three months ended June 30, 1997. The Company has made significant cost reductions in connection with its consolidation, in particular to salaries and benefits and fleet maintenance. However these reductions were outweighed by the reductions in revenues, and as a result, the percentage decreases in operating expenses were lower than the percentage decreases in revenues. As a result of the foregoing, gross profit as a percentage of revenues decreased to (i) 28.8% for the six months ended June 30, 1998 from 30.7 % for the six months ended June 30, 1997, and (ii) 29.9% for the three months ended June 30, 1998 from 30.5 % for the three months ended June 30, 1997.

         Selling, general and administrative expenses decreased by $302,000 or 10.1% to $2,682,000 for the six months ended June 30, 1998, from $2,984,000 for the six months ended June 30, 1997. Selling, general and administrative expenses decreased by $149,000 or 10.3% to $1,299,000 for the three months ended June 30, 1998, from $1,448,000 for the three months ended June 30, 1997. The decrease in costs was due primarily to the elimination of certain redundant expenses associated with the acquired entities. Such expenses as a percentage of revenues increased by 2.8% and 2.9% to 27.9% and 27.5% for the six and three months ended June 30, 1998, respectively, from 25.1% and 24.6% for the corresponding periods in 1997, primarily as a result of the decreased revenues.

         Interest expense increased by $51,000 or 16.6% to $358,000 for the six months ended June 30, 1998 compared to $307,000 for the six months ended June 30, 1997. Interest expense increased by $17,000 or 10.6% to $178,000 for the three months ended June 30, 1998 compared to $161,000 for the three months ended June 30, 1997. This increase is primarily due to the additional borrowings during 1997.

         Interest income decreased by $9,000 and $7,000 or 21.4% and 33.3% to $33,000 and $14,000 for the six and three months ended June 30, 1998 respectively, compared to $42,000 and $21,000 for the six and three months ended June 30, 1997 respectively. The reduction in interest income is primarily due to significant expenditures in connection with acquisitions which reduced available cash.

         The Company's income taxes amounted to zero for the six and three months ended June 30, 1998 compared with a tax provision of $210,000 and $113,000 for the six and three months ended June 30, 1997, respectively. The 1998 amount resulted from the Company incurring both a financial statement loss as well as a taxable loss for the six and three months ended June 30, 1998 without tax benefit, as well as a net operating loss carryover for the year ended December 31, 1997.

         The Company's net loss amounted to $237,000 and $47,000 or $.04 and $.01 per share (basic and diluted) for the six and three months ended June 30, 1998, respectively, as compared to net income of $215,000 and $103,000 or $.04 and $.02 per share (basic and diluted) for the six and three months ended June 30, 1997, respectively. This decrease in net income and earnings per share is attributable to the factors described above, primarily the reduced revenues, without a proportionate reduction in operating expenses, in addition to increased interest expense net of interest income.

         The Company has determined not to pursue any additional acquisitions pending consolidation of its separately operating entities into one operation. If the Company makes any acquisitions thereafter, the completion of any such acquisitions is expected to increase the revenues and expenses of the Company, however, there can be no assurance that future net income will be positively impacted. Additional financing however, may be required in connection with any further acquisitions.

Liquidity and Capital Resources

         Cash provided by operating activities amounted to $1,052,000 for the six months ended June 30, 1998 as compared with cash used in operating activities of $262,000 for the six months ended June 30, 1997. The increase in cash provided by operating activities was largely the result of a decrease in accounts receivable due mainly to a decrease in revenues in the current period, partially offset by a reduction in accounts payable and accrued expenses.

         Cash used in investing activities amounted to $150,000 for the six months ended June 30, 1998 as compared to $926,000 for the same period in 1997. The decrease in cash used in investing activities was primarily the result of more significant capital expenditures incurred in the prior period associated with the purchase of vehicles and equipment, which was not incurred in the current period.

         Cash used in financing activities amounted to $1,071,000 for the six months ended June 30, 1998 as compared with cash provided by financing activities of $858,000 for the same period in 1997. The decrease in cash provided by financing activities was largely the result of additional bank borrowings in the prior period as compared with more significant principal repayments on such borrowings in the current period.

         In December 1996, the Company entered into a $10,000,000 credit facility to replace its previously existing $3,200,000 credit facility for working capital and capital expenditures. A portion of the $10,000,000 credit facility consists of a $6,500,000 revolving credit arrangement, which may only be drawn down if the Company has sufficient qualified accounts receivable. The balance of the credit facility was to be available under term notes. At December 31, 1997, the Company was not in compliance with several financial covenants of its credit facility. The credit facility was amended on April 14, 1998 pursuant to which the lenders waived past non-compliance and amended certain financial covenants at future measurement dates to accommodate the Company's then current financial status. Further, the lenders have extended the maturity date of the revolving credit arrangement to January 18, 1999 and in conjunction with such revisions, reduced the amount under the revolving credit arrangement from $6,500,000 to $3,500,000.

         At June 30, 1998, there was $5,363,000 outstanding under this facility consisting of $3,500,000 under the revolving credit arrangement and $1,863,000 under the term notes, which represent the full amount currently available under the amended facility. At such date, the Company is not in compliance with such amended financial covenants, and has requested waivers of the affected covenants. The lead lender has indicated its willingness to provide such waivers. Since there can be no assurance that such waivers will be obtained, the Company has classified an additional $943,000 as a current liability which would become due upon demand in the event a waiver of the non-compliance is not received. The Company intends to refinance such credit facility prior to January 1999.

         At June 30, 1998, the Company had a working capital deficit of $1,619,000 as compared to working capital of $5,601,000 at June 30, 1997. Such deficit at June 30, 1998 is the result of the Company classifying the entire balance of $5,363,000 under the revolving credit arrangement and term notes outstanding at June 30, 1998 as a current liability.

         The Company has reduced its revolving credit arrangement to the required level of $3,500,000. Therefore, the Company cannot currently draw down on its existing credit facility. The Company is currently negotiating substitute financing.

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

Item 2 - Changes in Securities.

     The following sets forth information relating to all securities of the Company sold from January 1, 1998 through June 30, 1998 without registering the securities under the Securities Act of 1933, as amended (the "Securities Act"):

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


Item 6 - Exhibits and Reports on Form 8-K.

     (a) Exhibits
         Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K
         (1) The Company filed a Current Report on Forms 8-K and 8-K/A-1, dated May 18, 1998, relating to items 4 and 7 of Form 8-K. Such Current Report includes the termination of Richard A. Eisner & Company, LLP ("Eisner") as the Company's independent auditors, and Eisner's response agreeing to the disclosures in such filing.

         (2) The Company filed a Current Report on Form 8-K, dated June 29, 1998, relating to items 4 and 7 of Form 8-K. Such Current Report includes the appointment of Edward Isaacs and Company, LLP ("Isaacs") as the Company's independent auditors to succeed Eisner.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of August, 1998.



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