Form 10QSB
period 1998-09-30
COMMUNITY MEDICAL TRANSPORT INC
filed 1998-11-16
CIK 925602

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
(Mark One)

 X Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act --- of 1934 For the quarterly period ended SEPTEMBER 30, 1998
                                           ------------------

         Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number   0-24640
                      ---------------

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

                                 (914) 697-9233
                                 ---------------
                           (Issuer's Telephone Number)


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

Yes     No
   -----  -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,993,652 shares of common
stock as of September 30, 1998                       --------------------------
------------------------------

         Transitional Small Business Disclosure Format (check one):

Yes     No  X
   -----  -----

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                                      INDEX



                                                                     Page
Part I.       Financial Information


Item 1.       Financial Statements

              Consolidated Balance Sheets at September 30, 1998
                (unaudited) and December 31, 1997                       2

              Consolidated Statements of Operations
                 for the Nine and Three Months Ended September 30,
                 1998 (unaudited) and 1997 (unaudited)                  3

              Consolidated Statements of Cash Flows for the Nine
                 Months Ended September 30, 1998 (unaudited)
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

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS
                                                                           September 30, 1998        December 31, 1997
                                                                           ------------------        -----------------
                                                                                            (Unaudited)
Current Assets:
  Cash and cash equivalents...................................            $      552,000               $    925,000
  Short-term Investments......................................                   790,000                  1,136,000
  Accounts receivable, trade, less allowance for
    doubtful accounts.........................................                 4,453,000                  4,828,000
  Prepaid insurance...........................................                   169,000                    706,000
  Prepaid and refundable income taxes.........................                   321,000                    592,000
  Other current assets........................................                   277,000                    276,000
  Deferred tax assets.........................................                   327,000                    524,000
                                                                           -------------               ------------
         Total Current Assets.................................                 6,889,000                  8,987,000

  Property, equipment and leasehold
    improvements - net........................................                 3,782,000                  4,385,000
  Licenses - net..............................................                   683,000                    703,000
  Customer lists - net........................................                 1,301,000                  1,459,000
  Other assets................................................                   307,000                    398,000
  Goodwill - net..............................................                 2,577,000                  2,661,000
  Covenant not to compete, net................................                    50,000                    100,000
                                                                           -------------               ------------
         Total Assets.........................................             $  15,589,000               $ 18,693,000
                                                                           =============               ============


                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt...........................             $   6,051,000                $ 2,388,000
  Accounts payable and accrued expenses.......................                 2,292,000                  3,507,000
                                                                           -------------               ------------
         Total Current Liabilities............................                 8,343,000                  5,895,000

Long-term Debt:
  Long-term debt - net of current portion.....................                   519,000                  5,566,000
  Deferred taxes payable......................................                   327,000                    524,000
                                                                           -------------               ------------
         Total Liabilities....................................                 9,189,000                 11,985,000
                                                                           -------------               ------------

Stockholders' Equity:
  Preferred stock, 4% cumulative, $.001 par value, 5,000,000 shares authorized,
     Series BB, 7,500 shares designated, zero and 778.4 shares issued and outstanding at June 30, 1998 and December 31, 1997, respectively
     (liquidation value of zero and $778,400 respectively, excluding cumulative dividends)
  Class A nonvoting common stock, $.001 par value, 10,000,000 shares authorized, none issued
  Common stock, $.001 par value, 20,000,000 shares authorized, 5,993,652 and
     5,761,007 shares issued and outstanding at
     June 30, 1998 and December 31, 1997 .....................                     6,000                      6,000
  Capital in excess of par value..............................                14,043,000                 14,043,000
  Accumulated deficit.........................................                (7,649,000)                (7,341,000)
                                                                           -------------               ------------
         Total Stockholders' Equity...........................                 6,400,000                  6,708,000
                                                                           -------------               ------------
         Total Liabilities and Stockholders' Equity...........             $  15,589,000                $18,693,000
                                                                           =============                ===========

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                  - Unaudited -


                                                                  Nine Months Ended                  Three Months Ended
                                                                    September 30,                       September 30,
                                                                    -------------                       -------------

                                                                   1998           1997                1998             1997
                                                                   ----           ----                ----             ----


Net revenue...............................................     $14,128,000    $17,435,000         $ 4,524,000      $ 5,546,000
                                                               -----------    -----------         -----------      -----------

Operating expenses:
  Salaries and benefits...................................       7,664,000      9,487,000           2,516,000        3,323,000
  Fleet maintenance.......................................         924,000      1,307,000             323,000          414,000
  Insurance...............................................         479,000        625,000             159,000          220,000
  Rent....................................................         316,000        351,000              88,000          135,000
  Depreciation............................................         815,000        597,000             277,000          197,000
                                                               -----------    -----------         -----------      -----------
    Total operating expenses..............................      10,198,000     12,367,000           3,363,000        4,289,000
                                                               -----------     ----------         -----------      -----------

    Gross profit..........................................       3,930,000      5,068,000           1,161,000        1,257,000

Selling, general and administrative.......................       3,771,000      5,304,000           1,090,000        2,160,000
Intangible write-down.....................................               0      5,400,000                   0        5,400,000
Receivables adjustment restructuring
   and other costs........................................               0      2,610,000                   0        2,610,000
                                                               -----------    -----------         -----------      -----------

Income from operations....................................         159,000     (8,246,000)             71,000       (8,913,000)

Other income..............................................               0        (34,000)                  0          (11,000)

Interest income...........................................         (44,000)       (79,000)            (11,000)         (37,000)

Interest expense .........................................         511,000        491,000             153,000          184,000
                                                               -----------    -----------         -----------      -----------

Income (loss) before provision for income taxes...........        (308,000)    (8,624,000)            (71,000)      (9,049,000)

Provision (benefit) for income taxes......................               0       (567,000)                  0         (777,000)
                                                               -----------    -----------         -----------      -----------

    NET INCOME (LOSS).....................................     $  (308,000)   $(8,057,000)         $  (71,000)     $(8,272,000)
                                                               ===========    ===========          ==========      ===========

Net income (loss) available to common
  shareholders-basic......................................     $  (308,000)   $(8,108,000)         $  (71,000)     $(8,285,000)

Net (loss) available to common shareholders
  Including assumed conversion-diluted....................        (308,000)    (8,108,000)            (71,000)      (8,285,000)
                                                               ===========    ===========          ==========      ===========

Net income (loss) per share - basic and diluted...........     $      (.05)   $     (1.57)         $     (.01)     $     (1.50)
                                                               ===========    ===========          ==========      ===========

Weighted average number of common shares
  outstanding - basic.....................................       5,987,700      5,160,400           5,993,700        5,541,800

Effect of potential common shares related to
  stock options and assumed preferred
  stock conversion........................................          17,200              0              18,600                0
                                                               -----------    -----------         -----------      -----------

Weighted average number of common shares
  outstanding- diluted....................................       6,004,900      5,160,400           6,012,300        5,541,800
                                                               ===========    ===========          ==========      ===========

                                                                           Page3

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                               -------------
                                                                                           1998              1997
                                                                                           ----              ----
                                                                                                 (Unaudited)
Cash flow from operating activities:
Net income (loss)............................................................         $  (308,000)    $ (8,057,000)
Adjustments to reconcile net income (loss) to cash (used in)
 provided by operating activities:
  Depreciation and amortization expense......................................           1,211,000        1,242,000
  Imputed interest on note payable...........................................                   0            5,000
  Intangible write-down......................................................                   0        5,400,000
  Receivable adjustment, restructuring and other costs.......................                            2,610,000
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable-trade net.....................             375,000       (1,467,000)
    Decrease (increase) in prepaid expenses and other current assets.........             807,000          (76,000)
    Decrease in other assets.................................................              91,000           85,000
    (Decrease) increase in accounts payable and accrued expenses..............         (1,215,000)         844,000
    (Decrease) in deferred taxes asset .......................................            197,000                0
    (Decrease) in deferred taxes payable.....................................            (197,000)        (647,000)
                                                                                      -----------      -----------
   Net cash provided by (used in) operating activities.......................             961,000          (61,000)
                                                                                      -----------      -----------

Cash used in investing activities:
Acquisition of equipment-net of disposals....................................            (296,000)      (1,333,000)
Decrease in short-term investments...........................................             346,000          594,000
Acquisition of businesses....................................................                   0         (300,000)
                                                                                      -----------      -----------
Net cash provided by (used in) investing activities..........................              50,000       (1,039,000)
                                                                                      -----------      -----------

Cash flow from financing activities:
Proceeds from bank borrowings................................................                   0        1,246,000
Proceeds from borrowings under capital lease obligations.....................              55,000          130,000
Principal payments on debt...................................................          (1,256,000)        (466,000)
Principal payments on capital lease obligations..............................            (183,000)         (59,000)
Net proceeds from exercise of Employee Stock Options.........................                   0           35,000
Additional costs in connection with Common Stock issuance....................                   0          (34,000)
                                                                                      -----------      -----------
Net cash (used in) provided by financing activities..........................          (1,384,000)         852,000
                                                                                      -----------      -----------

NET DECREASE IN CASH.........................................................            (373,000)        (248,000)

CASH - BEGINNING OF PERIOD...................................................             925,000        1,037,000
                                                                                      -----------      -----------

CASH - END OF PERIOD.........................................................         $   552,000      $   789,000
                                                                                      ===========      ===========


Supplementary disclosure of cash flow information: Cash paid during the period:
  Interest...................................................................         $   433,000      $   408,000
                                                                                      ===========      ===========
  Taxes......................................................................         $    10,000      $   253,000
                                                                                      ===========      ===========

Supplemental disclosure of non-cash investing activities:
  Acquisition of property and equipment......................................                   0      $   826,000
  Acquisition of intangibles.................................................                   0        1,680,000
  Common Stock issued in connection with acquisition of businesses...........                   0       (1,721,000)
  Debt assumed in connection with acquisition of business....................                   0         (485,000)
                                                                                      -----------      -----------
Cash paid to acquire assets..................................................         $         0      $   300,000
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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The information contained in the interim financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997. Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997.

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

Forward Looking Statements
         Except for the historical information contained herein, the following discussion and certain other statements contained herein are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include, but are not limited to the following (i) general economic conditions, (ii) competitive market influences, (iii) third party reimbursement rate changes or changes in criteria of coverage, (iv) substantial changes in the Company's costs including labor, insurance, supplies and other costs, (v) customer relations and (vi) increased competition.

Results of Operations
         The Company's total revenue amounted to $14,128,000 for the nine months ended September 30, 1998, as compared with $17,435,000 for the nine months ended September 30, 1997, a decrease of $3,307,000 or 19.0%. The Company's total revenue amounted to $4,524,000 for the three months ended September 30, 1998, as compared with $5,546,000 for the three months ended September 30, 1997, a decrease of $1,022,000 or 18.4%. The decrease was a result of the Company declining certain trips due to the Company utilizing stricter interpretations of the reimbursement regulations, and reductions in the reimbursement rates.

         Operating expenses decreased by $2,169,000 or 17.5% to $10,198,000 for the nine months ended September 30, 1998 from $12,367,000 for the nine months ended September 30, 1997. Operating expenses decreased by $926,000 or 21.6% to $3,363,000 for the three months ended September 30, 1998 from $4,289,000 for the three months ended September 30, 1997. The Company has made significant cost reductions in connection with its consolidation, however, the operating expenses as a percentage of revenue increased by 1.3%, for the nine months ended September 30, 1998, when compared to the nine months ended September 30, 1997, due to increase capital expenditures and the resulting depreciation expense. For the three months ended September 30, 1998, when compared to the same period in 1997 the operating expenses decreased by 3% as a percentage of revenue, due to the increased efficiencies primarily in the areas of salaries and benefits.

         Selling, general and administrative expenses decreased by $1,533,000 or 28.9% to $3,771,000 for the nine months ended September 30, 1998, from $5,304,000 for the nine months ended September 30, 1997. Selling, general and administrative expenses decreased by $1,070,000 or 49.5% to $1,090,000 for the three months ended September 30, 1998, from $2,160,000 for the three months ended September 30, 1997. The decrease in costs was due primarily to the elimination of certain redundant expenses associated with the acquired entities. Such expenses as a percentage of revenues decreased by 3.7% and 14.8% to 26.7 and 24.1% for the nine and three months ended September 30, 1998, respectively, from 30.4% and 38.9% for the corresponding periods in 1997.

         Interest expense increased by $20,000 or 4.1% to $511,000 for the nine months ended September 30, 1998 compared to $491,000 for the nine months ended September 30, 1997. Interest expense decreased by $31,000 or 16.8% to $153,000 for the three months ended September 30, 1998 compared to $184,000 for the three months ended September 30, 1997. This decrease is primarily due to the repayment of debt during 1998.

         Interest income decreased by $35,000 and $26,000 or 44.3% and 70.3% to $44,000 and $11,000 for the nine and three months ended September 30, 1998 respectively, compared to $79,000 and $37,000 for the nine and three months ended September 30, 1997 respectively. The reduction in interest income in 1998 is primarily due to the use of available cash for payment of debt.

         The Company's income taxes amounted to zero for the nine and three months ended September 30, 1998 compared with a tax benefit of $567,000 and $777,000 for the nine and three months ended September 30, 1997, respectively. The 1998 amount resulted from the Company incurring both a financial statement loss as well as a taxable loss for the nine and three months ended September 30, 1998 without tax benefit, as well as a net operating loss carryover for the year ended December 31, 1997.

         The Company's net loss amounted to $308,000 and $71,000 or $.05 and $.01 per share (basic and diluted) for the nine and three months ended September 30, 1998, respectively, as compared to a net loss of $8,108,000 and $8,285,000 or $1.57 and $1.50 per share (basic and diluted) for the nine and three months ended September 30, 1997, respectively. This decrease in net loss and increase in earnings per share is attributable to certain factors described above, and is primarily due to the Company eliminating substantial costs and the absence in 1998 of any substantial write-downs as occurred in 1997 (FASB 121 write-down, restructuring and other costs in the 3rd quarter of 1997).
 Please refer to December 31, 1997 10KSB.

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

Liquidity and Capital Resources

         Cash provided by in operating activities amounted to $961,000 for the nine months ended September 30, 1998 as compared with cash used in operating activities of $61,000 for the nine months ended September 30, 1997. The increase in cash provided by operating activities was largely the result of a decrease in accounts receivable due mainly to a decrease in revenues in the current period, partially offset by a reduction in accounts payable and accrued expenses, and a reduction in prepaid and other current assets.

         Cash provided by investing activities amounted to $50,000 for the nine months ended September 30, 1998 as compared to cash used in investing activities of $1,039,000 for the same period in 1997. The decrease in cash used in investing activities was primarily the result of more significant capital expenditures incurred in the prior period associated with the purchase of vehicles and equipment, which was not incurred in the current period.

         Cash used in by financing activities amounted to $1,384,000 for the nine months ended September 30, 1998 as compared with cash provided by financing activities of $852,000 for the same period in 1997. In 1998 the company paid down existing debt as opposed to borrowing increases in 1997.

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

         At September 30, 1998, there was $5,133,000 outstanding under this facility consisting of $3,500,000 under the revolving credit arrangement and $1,633,000 under the term notes, which represent the full amount currently available under the amended facility. At such date, the Company is not in compliance with such amended financial covenants, and has requested waivers of the affected covenants. The lead lender has indicated its willingness to provide such waivers. Since there can be no assurance that such waivers will be obtained, the Company has classified an additional $713,000 as a current liability, which would become due upon demand in the event a waiver of the non-compliance is not received. The Company intends to refinance such credit facility prior to January 1999.

         At September 30, 1998, the Company had a working capital deficit of $1,456,000 as compared to working capital of $3,650,000 at September 30, 1997. Such deficit at September 30, 1998 is the result of the Company classifying the entire balance of $5,133,000 under the revolving credit arrangement and term notes outstanding at September 30, 1998 as a current liability.

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

Item 2 - Changes in Securities.

     The following sets forth information relating to all securities of the Company sold from January 1, 1998 through September 30, 1998 without registering the securities under the Securities Act of 1933, as amended (the "Securities Act"):

     During January and February 1998, the Company issued 222,392 shares of Common Stock to two non-affiliate entities upon conversions of 778.4 shares of Series BB Convertible Preferred Stock. Exemption from registration under the Securities Act is claimed for such issuance upon the exemption afforded by
Section 3(9) of the Securities Act.


Item 6 - Exhibits and Reports on Form 8-K.

(2)      Exhibits
         Exhibit 27 - Financial Data Schedule

(2)      Reports on Form 8-K
         (2) The Company filed a Current Report on Forms 8-K and 8-K/A-1, dated May 18, 1998, relating to items 4 and 7 of Form 8-K. Such Current Report includes the termination of Richard A. Eisner & Company, LLP ("Eisner") as the Company's independent auditors, and Eisner's response agreeing to the disclosures in such filing.

         (2) The Company filed a Current Report on Form 8-K, dated June 29, 1998, relating to items 4 and 7 of Form 8-K. Such Current Report includes the appointment of Edward Isaacs and Company, LLP ("Isaacs") as the Company's independent auditors to succeed Eisner.

                                   Signatures

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of November, 1998.



                              Community Medical Transport, Inc.
                              ---------------------------------
                                      (registrant)




                                 /s/ Dean L. Sloane
                                 -----------------------------------------------
                                 Dean L. Sloane
                                 Chief Executive Officer and President


                                 /s/ Albert J. DiBlasio
                                 -----------------------------------------------
                                 Albert J. DiBlasio
                                 Chief Accounting Officer