Form 10KSB
period 1998-12-31
COMMUNITY MEDICAL TRANSPORT INC
filed 1999-04-15
CIK 925602

================================================================================

                      U.S. SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10-KSB

(Mark One)
[X]           ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934
              For the fiscal year ended December 31,1998

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________________to ________________

                         Commission file number: 0-24640

                        COMMUNITY MEDICAL TRANSPORT, INC.
                        ---------------------------------
              (Exact name of small business issuer in its charter)

             Delaware                                         13-3507464
             --------                                         ----------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

                  4 Gannett Drive, White Plains, New York 10604
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (914) 697-9233

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

               Redeemable Warrants expiring on September 29, 1999
               --------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No._____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the year ended December 31, 1998 are $18,245,000

         The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the issuer is $2,996,826 (as of March 30, 1999).

         The number of shares outstanding of the issuer's common stock is 998,942 (as of March 30, 1998).

                       DOCUMENTS INCORPORATED BY REFERENCE

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

         Share information herein retroactively reflects a one for six reverse stock split of the Company's common stock effected in November 1998.

Recent Developments

         Beginning in 1997 and continuing during 1998 the Company took steps to consolidate its separate operating entities, resulting from several acquisitions, into one operating entity. The consolidation of the companies was completed during 1998. The Company determined not to pursue any additional acquisitions for several reasons including the completion of the consolidation of its separate operating entities into one operation was completed.

         At December 31, 1997, the Company was not in compliance with several financial covenants of its existing loan agreement. The lenders provided a waiver in connection with an amendment to the loan agreement, on April 14, 1998. As a result of such amendment, the lenders amended certain financial covenants at future measurement dates to accommodate the Company's then current financial status. The lenders also extended the maturity date of the revolving credit arrangement to January 18, 1999 and in conjunction with such revisions, reduced the amount under the revolving credit arrangement from $6,500,000 to $3,500,000. In February 1999 the Company entered into a new financing arrangement with Finova Capital Corporation. The Company obtained a term loan of $3,950,000, a revolving credit line of $4,000,000 and availability of $1,000,000 for future equipment acquisitions. The prior loan was satisfied with the proceeds of the Finova loan.

         On March 29, 1999 the Company announced that it signed a letter of intent with Lifestar Response Corporation ("Lifestar") for a merger of Lifestar and the Company.

Industry Background

         Based on the Company's review of publicly available documents produced by other service providers, the Company believes that costs of operating ambulance and ambulette services in the United States have grown approximately 10% per year over the last decade. Although the ambulance service industry has recently experienced an increase in consolidation by large national companies, the Company believes that the medical transportation industry continues to be highly fragmented.

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

         The Company had intended, through such acquisitions and expansion, to build a network of and become a significant provider of ambulette and ambulance services in the New York-New Jersey metropolitan and surrounding area. As a result of its acquisitions prior to 1997, the Company believes it is now a significant medical transportation provider in the New York-New Jersey metropolitan area. In 1998, the Company determined not to pursue any additional acquisitions pending consolidation of its separate operating entities into one operation. Any resumption of acquisitions will depend upon the availability of capital, the price of its common stock and various other factors.

         The Company intends to further expand through internal growth after its consolidation of its separate operating entities into one operation. The Company intends to achieve this by:

      o Continuing its commitment to high quality, specialized medical transportation services provided by qualified personnel;

      o Expansion of services through increased marketing efforts to day care centers, nursing homes, hospitals, and other health care facilities and providers;

      o Preserving ties to the local community and providing continuity of service and community relations, which may include retaining management of its acquired service providers, where necessary.

Ambulette Services

The Company provides specialized transportation for the handicapped, disabled, mentally retarded, elderly and chronically ill to and from day treatment centers, day care programs, hospitals, nursing homes, dialysis centers, and other health care facilities in the New York-New Jersey metropolitan area. This service is provided in ambulettes, which are specialized vans that contain ramps and other equipment designed to secure and safely transport wheelchair bound passengers as well as ambulatory passengers. The Company provides two principal types of ambulette services to its customers: "pre-scheduled" and "scheduled daily in advance."

The "pre-scheduled" services, which accounted for over 29% of the Company's revenues during 1997 and approximately 26% of the Company's revenues during 1998, are provided to customers both with and without contracts. Under this service, the customer or provider typically retains the Company to provide regularly scheduled transportation services for patients who attend the provider's facilities on a daily or other regularly scheduled basis. Transportation is generally between the patient's residence and the customer's health care facility and is provided five days a week except for long term care and other specialized situations in which service is provided seven days a week. Users of such services include; health care facilities such as dialysis centers, adult day centers that service the elderly, day treatment programs that service individuals with mental retardation and, in certain cases, other developmental disabilities and comprehensive health care facilities, which serve as a long-term "day care" alternative to nursing homes.

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

Ambulance Services

         The Company, through its subsidiaries, provides general ambulance services to patients requiring various levels of medical supervision during transfer to and from residences and health care facilities. The Company's ambulance business commenced in February 1994 and was significantly augmented as a result of acquisitions and marketing efforts.

         Ambulance operations generated approximately 49% and 45% of the Company's total revenues during the years ended December 31, 1997 and 1998, respectively. Presently, the Company's ambulance services are provided in New York City, particularly Manhattan and the Bronx, as well as the Hudson Valley and Westchester area of the New York-New Jersey Metropolitan area. The Company initiated limited ambulance services in northern New Jersey in 1996 and significantly expanded such services in 1997. While limited to basic life support ("BLS") services under New Jersey regulation, the Company expanded the northern New Jersey operations to a 24 hour, 7 days per week basis in early 1998.

         The Company is licensed to provide ambulance services in New York City, Westchester, Rockland, Orange, Putnam, Dutchess, Ulster, Greene, northern New Jersey and other counties in southeastern New York State. The Company's ambulances provide both BLS services and advanced life support services ("ALS"). BLS service is utilized by patients requiring a basic level of medical care during transport. BLS services may include basic airway management, hemorrhage control and stabilization of fractures. ALS service requires advanced life support systems such as cardiac monitoring, defibrillators, oxygen delivery and advanced clinical care.

         The Company currently provides only limited "911" emergency services because such services are provided by municipal authorities in the geographic areas in which the Company operates. The Company provides exclusive 911 services to two townships in Rockland County and on a non-exclusive basis in Ulster County.

         Ambulance units are staffed by two EMTs and are equipped with medical supplies, oxygen delivery systems, and equipment necessary to administer first aid and other medical treatment. ALS ambulance units, staffed by crews of specially certified EMTs (paramedics), are equipped with advanced life support equipment, such as cardiac monitors, defibrillators, specialty pharmaceuticals and medical supplies. The Company's ambulance services are typically provided pursuant to arrangements with health care facilities and are either scheduled in advance or provided on an as-needed basis.

Marketing and Sales

         The Company markets its services on the basis of quality of care, reliability, reputation and cost. The Company efforts are conducted through a business development department consisting of Craig Sloane and two sales representatives. Operations managers also assist the business development department.

         The Company markets its ambulette services principally to day treatment centers and day care programs which provide programs for the handicapped, disabled and elderly, as well as other health care facilities that require a stable and reliable source of medical transportation for its patients. The Company provides its ambulance services to several major hospitals and nursing homes in New York City, Rockland, Ulster and Westchester counties. As part of its marketing strategy, the Company has developed more than two dozen managed care provider contracts and is seeking to enter into arrangements to become a single source transportation provider for medical institutions.

Personnel Training and Quality Assurance

         As of December 31, 1998, the Company employed 130 EMTs and 62 paramedics. In general, EMTs furnish basic and emergency treatment while transporting patients in ambulances. EMTs must be state certified to perform basic and emergency care services. Certification as an EMT in the geographic area in which the Company provides services requires completion of a training program designed by the state. Paramedics providing ALS are required to complete advanced training courses and obtain New York state and regional certifications for more advanced emergency care services. The Company carefully screens all job applicants and is committed to providing consistently high quality transport and other services. All of the Company's ambulette drivers are subject to state regulation. They must have a commercial driver's license with a designation to transport passengers. Each new driver must undergo a physical examination and testing for controlled substance abuse. Additionally, the Company verifies the driving record of each new driver.

Billing and Collection

         The Company derives a substantial majority of its revenue from reimbursement by third-party payors, particularly Medicaid and Medicare, typically invoicing and collecting payments directly from the third party payor. During the fiscal years ended December 31, 1997 and 1998, the Company derived approximately 44% and 39%, respectively, of its net revenues from Medicaid and Medicare; 9% and 11%, respectively, of its net revenues pursuant to contracts with Beth Abraham Hospital (the Company's only fixed-cost provider); and 47% and 50%, respectively, of its net revenues from private insurers and other non-governmental sources.

         The Company has only two contracts with municipalities or health care facilities which require the Company to provide services without regard to a patient's insurance coverage or ability to pay. Such requirements are generally imposed on ambulance services which provide "911" or other emergency services on an exclusive basis. The Company provides 911 services to two towns in Rockland County. Overall, the Company believes that on an ongoing basis, uncompensated trips will not be significant. See "Description of Business - Recent Developments."

         The Company has developed an expertise in processing claims to third-party payors. The Company uses specialized software systems to specifically tailor and electronically submit most claims to Medicaid, Medicare and certain other third-party payors. The Company believes that its expertise in processing third-party claims reduces the collection time on its receivables and results in fewer rejected claims based on incomplete or inaccurate information. See "Description of Business--Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information with respect to this write down.

Principal Customers

         During 1998 the majority of the Company's services are provided pursuant to written agreements. Most of these agreements are for a one year renewable term and designate the Company as a preferred provider. The Company provides ambulette services to a significant customer, Beth Abraham Hospital (and affiliates) located in Bronx County, New York, pursuant to written contracts since 1988. Under these contracts, the Company provides ambulette services on an exclusive basis for two programs of the hospital: an adult day treatment center and a comprehensive care management center, an innovative alternative to nursing home care for many people who are elderly and have physical disabilities. These agreements, as amended, will expire on December 31, 1999. During the years ended December 31, 1997 and 1998, the Company derived approximately 9% and 12%, respectively, of its revenues from services provided on behalf of Beth Abraham Hospital and its affiliates including amounts reimbursed by third parties. Dean Sloane, President of the Company, serves as honorary director of Beth Abraham Hospital, without compensation.

         The Company provides para-transit transportation services to the County of Union, New Jersey pursuant to written contracts, which have been extended through December 31, 1999. During the years ended December 31, 1997 and 1998, the Company derived approximately 6% and 9%, respectively, of its revenues from services provided to the County of Union, New Jersey. The Company's revenues from this source increased for the fiscal year ending 1998 since the Company provided additional services to the County of Union, New Jersey.

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

         Due to difficulties in obtaining a license, persons or entities seeking to enter the ambulance industries have typically been required to acquire an existing entity already in possession of an ambulance license. Consequently, the Company believes that competition has been occurring in the environment of a substantially fixed number of ambulance licenses.

         The Company believes that it may encounter significant competition for acquisitions of other medical transportation service providers, particularly as the industry consolidates. There are many companies with greater capital and other resources than the Company which are actively seeking to acquire ambulance service providers. Prospective acquirers of ambulance and ambulette service providers compete primarily on the basis of price, form of consideration, operating synergy opportunities and management. Competition for acquisition candidates is intensifying within the ambulance service industry as the industry consolidates. Such competition may result in the inflation of purchase prices to levels which exceed the Company's financial capability or otherwise inhibit its acquisition program.

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

         Medicare is a federal health insurance program for the elderly and for chronically disabled individuals, which pays for ambulance services when medically necessary. Medicare uses a charge-based reimbursement system for ambulance services and reimburses 80% of charges determined to be reasonable by Medicare, subject to the limits fixed for the particular geographic area. The patient, Medicaid or secondary insurer is responsible for paying the remaining 20%, and Medicare requires the Company to expend reasonable efforts to collect the balance. Medicare does not reimburse the Company for amounts the Company can not collect from the patient. In determining reasonable charges, Medicare considers and applies the lowest of various charge factors including the actual charge, the customary charge, the prevailing charge in the same locality, the amount of reimbursement for comparable services or the inflation-indexed charge limit.

         The Company, like other Medicaid and Medicare providers, is subject to governmental audits of its Medicaid and Medicare reimbursement claims. To date the Company has not experienced significant adjustments as a result of any such audit. As a provider of services under the Medicaid and Medicare programs, the Company is also subject to the Medicaid and Medicare fraud and abuse laws. The laws prohibit any bribe, kickback or rebate in return for the referral of Medicaid or Medicare patients. Violations of these prohibitions may result in civil and criminal penalties and exclusion from participation in the Medicaid and Medicare programs.

         Pursuant to the federal/state statutory schemes for the regulation and administration of the Medicaid program, each state has a Medicaid Fraud Control Unit. The Company believes that it has complied with all appropriate regulations.

         Government funding for health care programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, determinations by intermediaries and governmental funding restrictions, all of which could materially increase or decrease program reimbursements for ambulance services. In recent years, Congress has consistently attempted to curb federal spending on such programs. Amounts under reimbursement programs are subject to administrative interpretation and enforcement policies. Currently, several agencies have taken restrictive positions concerning Medicaid reimbursement. It is likely that future funding levels for Medicare and Medicaid programs will be reduced from present levels. The current Congress and various states are considering proposals to reduce expenditures under various reimbursement programs. Government agencies in the areas in which the Company operates have proposed extensive budgetary reductions and rule changes for these programs.
The Company can not predict the overall effect on it as a result of any budget or policy cuts, but such actions could adversely affect the Company.

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

         Equipment As of December 31, 1998, the Company's fleet included 110 ambulettes and 39 ambulances. Except for 31 leased vehicles, the Company owns all of its vehicles.

Employees

         As of December 31, 1998, the Company had a total of 450 employees of which approximately 349 were full-time and 101 were part-time employees. Of these, 396 employees were involved in medical transport services and 54 management, administrative and clerical personnel. Prior to the acquisition of A-1 Ambulance Service, Inc. ("A-1"), the Company was not a party to any collective bargaining agreements. The drivers, EMTs and paramedics of A-1 were subject to a collective bargaining agreement until 1997 when they voted to decertify the union. During 1997, ambulance drivers located in Yonkers, New York and ambulette drivers located in Yonkers, New York and Union, New Jersey voted to be unionized. As of December 31, 1998, the Company had negotiated and signed agreements with the unions for the ambulette drivers located in Yonkers, New York and Union, New Jersey and was in the final phase of negotiating a formal agreement with the union for the ambulance drivers located in Yonkers, New York. The Company considers its relations with employees to be good.

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

         The Company leases a small office in Union, New Jersey for the administration, including dispatch, of its Union County para-transit contract.

         In conjunction with the Elite Acquisition, the subsidiary of the Company entered into a lease for garage and operating facilities in Orange, New Jersey. This facility consists of garage, dispatch and office facilities. At December 31, 1998, these facilities consist of the following: the facility in Orange is 16,000 square feet for office space and a garage at an annual rental of $57,000 pursuant to a lease that expires in March 1999.

Item 3.  Legal Proceedings

         In April 1997, a former employee of a subsidiary of the Company commenced an action against the Company and the subsidiary entitled Allen Bemus
v. Community Medical Transport, Inc. and Empire Ambulance and Ambulette, Inc., in the Superior Court of Connecticut (the "Bemus Action"). The Bemus Action alleges breach of an employment agreement and a covenant not to compete, a breach of the covenant of good faith and fair dealing in connection with the aforesaid agreements, defamation, lost wages and negligent infliction of emotional distress. The Bemus Action seeks damages of approximately $250,000, plus punitive damages. The Company believes that it has valid and meritorious defenses to the Bemus Action, as well as offsets against the claims asserted in the complaint, and has prepared an appropriate answer. The trial, without a jury has been completed but a decision has not been rendered.

         A second action was filed against the Company and the subsidiary by two former officers and shareholders of A-1 Ambulance Service ("A-1 Ambulance"). In June 1996, the Company had acquired from A-1 Ambulance certain assets pursuant to an asset purchase agreement dated December 29, 1995. That action, entitled A-1 Ambulance Service, Inc., David J. Warburg and Helen H. Hendrie v. Community Medical Transport, Inc. and Empire Ambulance and Ambulette, Inc. (the "Warburg Action"), was filed on June 25, 1997 in the Supreme Court of the State of New York, County of Westchester and was served upon the Company on July 10, 1997. The Warburg Action alleges breach of the employment agreements entered into between the Company and the former shareholders of A-1 Ambulance and seeks damages, in the aggregate, of approximately $325,000. On September 8, 1997, the Company served a motion to stay the action and to compel arbitration since the written agreements upon which the claims in the Warburg Action are based provide that disputes under those agreements are subject to arbitration. On October 22, 1997, the Company's motion was granted and the Company was awarded statutory motion costs. As of this date, the plaintiffs in the Warburg Action have not commenced arbitration. In the event that plaintiffs do commence an arbitration, the Company believes that it has valid and meritorious defenses to the Warburg Action, as well as offsets against the claims asserted in the complaint, and it will continue to vigorously oppose that action.

         In February 1998, the Company filed an action against a provider of day treatment and/or day rehabilitation services for which the Company previously had provided ambulette and transportation services pursuant to a transportation agreement. That action, entitled Community Medical Transport, Inc. v. Professional Service Centers For The Handicapped, Inc. (the "CMTI Action"), was filed on February 4, 1998 in Supreme Court of the State of New York, County of Westchester. The CMTI Action alleges breach of contract by Professional Service Centers For The Handicapped, Inc. ("PSCH") as a result of its failure and refusal to pay the Company an outstanding balance of $187,422 for the Company's services and quantum meruit based upon the reasonable value of those services. PSCH served an answer which contains one counterclaim for unspecified damages based upon the PSCH's claim that the Company breached the transportation agreement. The answer which was served was defective. PSCH's counsel was promptly notified of the deficiency and requested it to serve a properly signed pleading. The Company intends to vigorously prosecute this action and oppose the counterclaim.

         In an action entitled Medical Transportation Corp. v. Community Medical Transport, Inc., and Community Ambulette Service, Inc., Medical Transportation Corp. ("Med-Trans") alleges that during the 12 month period commencing December 1, 1996 and ending November 30, 1997, the Company willfully, voluntarily and deliberately terminated relationships with numerous customers and unilaterally ceased to provide services to said customers. Med-Trans is the holder of promissory note from the Company, the principal of which is subject to adjustment based on total annual revenues from an ambulette business acquired from Med-Trans. Med-Trans is seeking a payment in the amount of $228,000. The Company filed an answer to the complaint, together with affirmative defenses, stating, among other things, that at no time did the Company voluntarily decide not to service a customer. The Company intends to vigorously oppose this action.

         An action entitled Kenneth P. Silverman, Esq., Trustee of the Estate of BR Ambulance Service, Inc. d/b/a American Ambulance and Oxygen Service, Inc. v. Community Medical Transport, Inc., et al., was filed in the Bankruptcy Court for the Eastern District of New York. By complaint dated February 12, 1998, the Chapter 7 Trustee of BR Ambulance Service, Inc. ("BR") has sued the Company alleging that the Company was the recipient of fraudulent conveyances from BR arising out of an asset purchase agreement between the Company and BR, dated March 12, 1995, wherein the Company allegedly agreed to purchase the assets of BR for a base purchase price of $2,000,000 plus additional consideration to be calculated pursuant to a specified formula. The complaint further alleges that subsequently BR transferred various assets to the Company but the Company did not pay the specified consideration and accordingly owes the Trustee of BR not less than $2,000,000. The Company vigorously disputes the material allegations of the complaint.

         The Company commenced an action, Community Medical Transport, Inc., et ano. v. Harvey H. McGeorge Co., Inc. et al. Ambulance and Ambulette, Inc. ("Century") filed in Supreme Court State of New York, County of Westchester against Harvey H. McGeorge Co., Inc. Richards/Decker Operating Co., Inc., Hudvalco, Inc. doing business as Hudson Valley Ambulance, Alan McGeorge, Tor Avenue Realty, Inc. (all of the foregoing together referred to herein as the "McGeorge Defendants") and Richard A. Eisner & Company, LLP. The Company alleges damages of 5.4 million dollars resulting from fraud, negligent and intentional breech of warranty, breach of contract, material omission, negligent misrepresentation, fraud in the inducement and violation of the implied covenant of good faith and fair dealing on the part of the McGeorge Defendants in the course of disclosures made regarding a business acquired from the McGeorge Defendants and negligence and breach of contract on the part of defendant Richard A. Eisner and Company, LLP, in the course of accounting services rendered relating to the acquisition of the business from the McGeorge Defendants. The Company intends to vigorously prosecute this action.

         In an action entitled Oxford Health Plans (NY), Inc. v. Community Medical Transport, Inc., filed in the Supreme Court, New York County, the plaintiff claims $140,000 in health insurance premiums. The company vigorously disputes the material allegations of the complaint and intends to interpose a counterclaim for outstanding claims for transportation services authorized by Oxford.

         In an action filed in the Supreme Court, Bronx County, the plaintiff, a former employee of defendant is suing for commissions and severance pay pursuant to an employment contract. The plaintiff also demands statutory damages pursuant to the New York Labor Law. The Company vigorously disputes the material allegations of the complaint.

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

Item 4.  Submission of Matters to a Vote of Security Holders


At a Meeting of Stockholders held on December 2, 1998, two matters were presented to and voted upon by the Company's stockholders as follows:

         1. A proposal to approve a reverse stock split of six shares to one:

For:  3,053,458        Against: 309,663           Abstain: 2,000

         2. A proposal to adopt an amendment to the certificate of incorporation to reduce the authorized shares of the Company and eliminate a class of shares:

            The votes above reflect pre-split shares of common stock.

For:  3,059,752        Withheld: 299,363          Abstain: 2,000

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Company's common stock and redeemable warrants are currently traded on The Nasdaq Small Cap Market under the symbols "CMTI" and "CMTIW", respectively.

         Prior to August 1997, the Company's common stock and redeemable warrants were listed on The Nasdaq National Market. Although the Company did not agree with the decision to terminate the listing of the Company's securities from The Nasdaq National Market, in the view of The Nasdaq Stock Market Inc., the Company did not comply with certain Nasdaq criteria, the criteria was unrelated to the financial condition of the Company.

         Set forth below are the high and low bids for the Company's common stock and redeemable warrants on The Nasdaq Small Cap Market between August 1, 1997 and December 31, 1998. Such quotations reflect interdealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions. Also set forth below are the high and low sales prices for the Company's common stock and redeemable warrants on The Nasdaq National Market between January 1, 1997 and July 31, 1997, restated for the six to one reverse stock spilt.


                                         Common Stock                           Redeemable Warrants
                                  --------------------------                -------------------------
                                    High               Low                   High               Low
                                  --------           -------                ------             ------
1998
----
First Quarter                     $ 7-1/2            $ 4-7/8                $1-7/8             $0-3/4
Second Quarter                      7-1/8              4-1/2                 1-1/2              0-3/4
Third Quarter                       6-3/8              3-3/4                 0-3/4              0-3/8
Fourth Quarter                      4-1/8              2-5/8                 0-3/8              0-3/8

1997
----
First Quarter                     $25-1/2            $19-1/8                 8-1/4              4-1/8
Second Quarter                     19-7/8             16-1/2                 4-7/8              3-15/16
Third Quarter                      18                 12                     3-15/16            2-5/8
Fourth Quarter                     12-3/4              6-9/16                2-13/16            0-3/4

         As of December 31, 1998, there were approximately 66 recordholders of the Company's common stock and 7 record holders of redeemable warrants, although the Company believes that there are more than 1,000 beneficial owners of its common stock.

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

         The Company's total revenue, which is comprised primarily of ambulette and ambulance service fees charged to Medicare, Medicaid, other third party payers such as private insurance carriers and health maintenance organizations, and directly to patients, is presented net of contractual adjustments. The reimbursement from Medicare and Medicaid has been reduced as a percentage of revenues from 44% in 1997 to 39% in 1998, while the reimbursement from private insurers and other non governmental agencies has increased from 47% in 1997 to 50% in 1998.

Forward Looking Statements

The following statements and certain other statements in this annual report on Form 10-KSB are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include, but are not limited to the following (i) general economic conditions, (ii) competitive market influences (iii) third party reimbursement rate changes (iv) availability of insurance at reasonable cost (v) customer relations and (vi) increased competition.

Results of Operations

         Year Ended December 31, 1998 as Compared with Year Ended December 31, 1997

         Revenues decreased by $4,569,000, or 20.0%, to $18,245,000 in 1998 from
$22,814,000 in 1997. The decrease is due substantially to the Company declining certain services, previously performed by operations of acquired business, that had become unprofitable as a result of the Company's stricter interpretations of reimbursement regulations and reduction in reimbursement rates. These stricter interpretations caused changes in relationships with certain customers thereby reducing revenues and increasing competition.

         Operating expenses decreased by $3,028,000, or 18.4%, to $13,438,000 in 1998 from $16,466,000 in 1997. Total operating expenses as a percentage of revenue for 1998 was 73.7% as compared to 72.2% in 1997. The increase of 1.5% as a percentage of revenue was primarily due to an increase in depreciation combined with certain fixed costs remaining constant as revenue decreased. As a result of the foregoing, gross profit decreased minimally as a percentage of revenues from 27.8% to 26.3% while gross profit decreased by $1,541,000 or 24.3%, to $4,807,000 in 1998 from $6,348,000 in 1997.

         Selling, general and administrative expenses decreased by $1,239,000, or 17.8%, to $5,757,000 in 1998 from $6,996,000 in 1997. The decrease was a direct result of reductions primarily in administrative operating costs, marketing salaries and benefits, administrative salaries and benefits, and amortization of intangibles. This was partially offset by an increase in bad debt expense. Selling, general and administrative expenses as a percentage of revenues increased by 0.8% to 31.5% for the year ended December 31, 1998, from 30.7% for the year ended December 31, 1997, primarily as a result of the increased bad debt provisions as a percentage of revenue, as well as, an increase in administrative salaries and benefits as a percentage of revenue.

         The charge to earnings for the intangibles write-down of $5,400,000 for the year ended December 31, 1997 was the result of the reduced operating results of the Hudson Valley companies and the corresponding measurement of its expected future discounted cash flows. The increased costs of the Hudson Valley companies, particularly higher personnel costs and the reductions in service revenue, caused by changes in relations with certain customers and increased competition, has led the company to reduce its carrying amount of its intangible assets to net present value of the expected future cash flows as required by General Accepted Accounting Principles.

         In 1997, the Company began consolidating its separate operating entities into one company with separate operating divisions, which included a consolidation of the billing process. In connection with this process, a re-evaluation of outstanding accounts receivable resulted in a write-down of $1,371,000 for the year ended December 31, 1997, principally relating to the Hudson Valley companies, for revenues billed subsequent to its acquisition. The Company also charged operations for the year ended December 31, 1997 for $396,000 primarily relating to severance costs and $843,000 for costs previously deferred in connection with potential acquisitions, which management believes were unlikely to be completed.

         Loss from operations increased by $302,000, or 46.6%, to a loss of $950,000 in 1998 from a loss of $648,000 (exclusive of the intangible and the accounts receivable write down and the additional charge to earnings aggregating $8,010,000 in 1997). This increase was a result of the factors described above, primarily the reduced revenues and the disproportionate increases in operating expenses and the provision for bad debts. The Company did not incur any intangible or restructuring write downs in 1998 as compared to 1997.

         There was no other income in 1998 compared to 44,000 in 1997. This was due to a management fee earned by the Company for the operation of an ambulance company. The agreement was terminated December 31, 1997.

         Interest expense remained relatively constant with an increase of $1,000 to $663,000 in 1998 from $662,000 in 1997.

         Interest income decreased by $23,000, or 30.7%, to $52,000 in 1998 from $75,000 in 1997. The reduction in interest income is primarily due to expenditures, which reduced available cash.

         The Company's income taxes amounted to a benefit of $516,000 for the year ended December 31, 1998, compared with a tax benefit of $977,000 for the year ended December 31, 1997. The 1997 tax benefit resulted from the Company sustaining a taxable loss for the year ended December 31, 1997. The 1998 tax benefit results from the recognition of a deferred tax asset as management believes there is a strong likelihood that such amounts will be realized based upon their assessment of expected future operations.

         The Company's net loss amounted to $1,045,000 or $1.05 per share, for the year ended December 31, 1998, as compared to net loss of $8,224,000, or $9.37 per share, for the year ended December 31, 1997. The net loss in 1997 was attributable to additional expenses of the acquired entities as discussed above, including the intangibles write-down and the restructuring costs.

Liquidity and Capital Resources

         Cash provided by operating activities was $926,000 in 1998 compared with cash provided by operating activities of $96,000 in 1997. The increase in cash provided by operating activities in 1998, was largely the result of a decrease in accounts receivable and prepaid taxes receivable, offset partially by a reduction in accounts payable and accrued expenses. The accounts receivable decrease was commiserate with the decrease in revenue.

         Cash used in investing activities in 1998 and 1997 was $46,000 and $705,000, respectively. The decrease in cash used in investing activities was largely the result of cash being utilized in the prior year for acquisitions. Cash used in investing activities in 1998 and 1997 was partially offset by decreases in short-term investments of $312,000 and $597,000 respectively.

         Cash used in financing activities amounted to $1,713,000 for the year ended December 31, 1998, as compared to cash provided by of $497,000 for the same period in 1997. The increase in cash used in financing activities was largely the result of increased repayments of borrowing and capital leases in 1998, as opposed to increased borrowing in 1997.

         In December 1996, the Company entered into a $10,000,000 credit facility to replace its previously existing $3,200,000 credit facility for working capital and capital expenditures. A portion of the $10,000,000 credit facility consists of a $6,500,000 revolving credit arrangement, which may only be drawn down if the Company has sufficient qualified accounts receivable. The balance of the credit facility is available under term notes. The Company, at times was unable to draw down desired amounts because of slow payment by reimbursement agents resulting in delays in collection. In addition, the Company was required from time to time to repay a portion of this facility under the provisions of the credit agreement. At December 31, 1997, there was $6,260,000 outstanding under this facility consisting of $4,000,000 under the revolving credit arrangement and $2,260,000 under the term notes.

         At December 31, 1997, the Company was not in compliance with several financial covenants of its existing loan agreement. The lenders have provided a waiver in connection with an amendment to the loan agreement, which was completed on April 14, 1998. As a result of such amendment, the lenders amended certain financial covenants at future measurement dates to accommodate the Company's current financial status. The lenders also extended the maturity date of the revolving credit arrangement to January 18, 1999 and in conjunction with such revisions, reduced the amount under the revolving credit arrangement from $6,500,000 to $3,500,000. In February 1999 the Company entered into a new financing arrangement with Finova Capital Corporation. The Company obtained a term loan of $3,950,000, a revolving credit line of $4,000,000 and availability of $1,000,000 for future equipment acquisitions. Under the Revolver, the Company has approximately a $2.5 million available line of credit may use subject to the availability of eligible accounts receivable. The prior loan was satisfied with the proceeds of the Finova loan.

         At December 31, 1998, the Company had working capital of $1,877,000 as compared to working capital of $3,092,000 at December 31, 1997.

         The Company believes that internally generated funds and the new credit facility will provide sufficient liquidity to enable it to meet its currently foreseeable working capital requirements for operations and capital expenditure requirements for at least the next 12 months.

Inflation

         The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or its profitability.

Year 2000 Compliance

         The Company leases its billing software from an outside vendor. The Company believes that this software is currently in compliance with year 2000 issues. The Company is currently assessing the impact of these issues as they relate to other applications. As the Company is considering upgrading its information system, such upgrade will encompass any year 2000 compliance issues. Therefore, the Company believes that the cost of complying with year 2000 issues will not be material.

Item 7.  Financial Statements

         Reference is made to pages F-1 through F-21 comprising a portion of this annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Reports on Form 8-K
         The Company filed a Current Report on Forms 8-K and 8-K/A-1, dated May 18, 1998, relating to items 4 and 7 Form 8-K. Such Current Report includes the termination of Richard A. Eisner & Company, LLP ("Eisner") as the Company's independent auditors, and Eisner's response agreeing to the disclosures in such filing.

         The Company filed a Current Report on Form 8-K, dated June 29, 1998, relating to items 4 and 7 of Form 8-K. Such Current Report includes the appointment of Edward Isaacs and Company, LLP ("Isaacs") as the Company's independent auditors to succeed Eisner.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The directors and executive officers of the Company are as follows:


Name                                Age         Position
----                                ---         --------
Dean L. Sloane                      53          President, Chairman of the Board, Chief
                                                Executive Officer and Director

Joseph A. Connell, Sr.              46          Chief Operating Officer

Craig V. Sloane                     48          Vice President-Operations, Secretary
                                                and Director

Bernard M. Kruger, M.D.             56          Director

Lucius J. Riccio, Ph.D.             51          Director

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

         Joseph A. Connell, Sr. has served as Chief Operating Officer of the Company since August 1997. From 1992 to August 1997, Mr. Connell was Director of Clinical Services for American Medical Response-MedTrans of New York ("AMR") supervising the employee health, quality assurance, advanced life support and general training departments of AMR's Brooklyn and Yonkers facilities. From 1989 to 1992 was a practicing attorney. Mr. Connell is also a certified Physician Assistant and a certified Emergency Medical Technician-Paramedic in the State of New York.

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

         Dean L. Sloane and Craig V. Sloane are brothers.

         Section 16(a) of the Securities Exchange Act of 1934 requires that officers, directors and 10% or greater stockholders of the Company file reports of their ownership with the Securities and Exchange Commission. No officer, director or 10% or greater stockholder of the Company was late with his filings.

Item 10. Executive Compensation

         The following table sets forth information concerning compensation paid or accrued by the Company or its subsidiaries for services rendered during the fiscal years ended December 31, 1996, 1997 and 1998 to the Company's Chief Executive Officer and to each executive officer whose compensation exceeded $100,000 during its fiscal year ended December 31, 1998:

                           Summary Compensation Table

                                                                                                         Long Term
                                                                                                     Compensation Awards
                                                               Annual Compensation
                                        ---------------------------------------------------------   ----------------------
         Name and                                                                Other Annual       Securities Underlying
    Principal Position           Year       Salary             Bonus           Compensation (1)            Options
    ------------------           ----       ------             -----           ----------------            -------

Dean Sloane                      1998      $238,000           $22,000          $26,000                        0
   President and Chief           1997      $225,000                 0          $34,000                        0
   Executive Officer             1996      $225,000                 0          $37,000                        0


Craig Sloane                     1998      $ 97,000                 0          $12,000                    1,667
    Vice- President-             1997      $ 94,000                 0          $12,000                        0
    Operations                   1996      $ 90,000           $15,000          $12,000                    1,667

(1)      Consists primarily of automobile lease payments.

The following table sets forth information as to options exercised by each of the named executives during the fiscal year ended December 31, 1998 and the value of in-the-money options held by such executives at December 31, 1998.


     Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

                       Number of
                       Shares of
                      Common Stock                      Number of Shares of Common
                      Acquired on       Value          Stock Underlying Unexercised          Value of In-the-Money Options at
      Name              Exercise       Realized           Options at 12/31/98                         12/31/98 *
      ----              --------       --------           -------------------                         ----------
                                                         Exercisable         Unexercisable       Exercisable         Unexercisable
                                                         -----------         -------------       -----------         -------------
 Dean Sloane               0            ---                0                       0                 ---                  ---
 Craig Sloane              0            ---                15,000                834                 ---                  ---

------------

* Value is based on the excess of the closing bid price of the Company's Common Stock as of December 31, 1998 ($2.63 per share) over the option price of the in-the-money options.

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

Employee Stock Option Plan

         The Company has adopted a 1992 Employee Stock Option Plan (the "Employee Plan") for officers, employees, and consultants of the Company and any of its subsidiaries. In 1996 the Company's stockholders approved increasing the number of shares subject to the Employee Plan from 43,917 shares of the Company's Common Stock to 125,000 shares (shares are restated to reflect the one for six reverse stock split). As of February 28, 1999, options to purchase 25,250 shares of Common Stock were outstanding and options to purchase 93,083 shares of Common Stock were available for grant.

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

         The Company has adopted a 1994 Directors' Stock Option Plan (the "Directors' Plan") for non-employee directors of the Company and any of its subsidiaries. The Directors' Plan authorizes the granting of stock options to purchase an aggregate of 8 ,333 shares of the Company's Common Stock. Options granted under the Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The Directors' Plan, as amended in 1996, provides for the automatic grant to each of the Company's non-employee directors of options to purchase 833 shares of Common Stock on the first day of the Company's fiscal year. The options will have an exercise price of 100% of the fair market value of the Common Stock on the date of grant, have a ten year term and become exercisable in two equal annual installments commencing on the date of the grant. The options may be exercised by payment in cash of the full option exercise price. At the discretion of the Board, the exercise price may be paid by tendering of shares of Common Stock having a fair market value equal to the option exercise price or by tendering cash in an amount equal to the aggregate par value of the shares being purchased, together with an interest bearing note for the remainder of the purchase price in form, and having terms satisfactory to the Board, in its sole discretion.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of the Common Stock as of February 28, 1999 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


Name and address of Beneficial           Number of Shares
       Owner                            Beneficially Owned   Percentage of Class
--------------------------------   ------------------------ --------------------
Dean L. Sloane                              240,099 (1)             24.6%
4 Gannett Drive
White Plains, N.Y.  10604

Craig V. Sloane                              15,834 (2)              1.6%
4 Gannett Drive
White Plains, N.Y.  10604

Bernard M. Kruger                            20,816 (3)              2.0%
170 East 78th Street
New York, N.Y. 10021

Lucius J. Riccio                              2,416 (4)               *
315 East 69th Street
New York, N.Y. 10021

Ronald V. Davis                              62,778 (5)              6.4%
c/o Davis Capital LLC                       -------                 ----
2015 West Main Street
Stamford, Connecticut, 06902.

All directors and executive officers as a   341,943                 34.6%
group (5 persons)                           =======                 ====

------------
* Less than 1%

(1) Does not include 16,697 shares owned by Mary K. Sloane, Dean L. Sloane's wife. Dean L. Sloane disclaims beneficial ownership of such shares.

(2)  Includes 15,834 shares of the Company's Common Stock subject to options.

(3) Includes shares of the Company's Common Stock subject to presently exercisable options.

(4)  As reported in a Schedule 13D, dated July 3, 1997.

(5)  Includes 25,667 shares subject to presently exercisable options.


Item 12. Certain Relationships and Related Transactions

         In connection with the Company's loan from Finova Capital Mr. Sloane has executed a limited guaranty. The Company has agreed to reimburse Mr. Sloane for any amounts paid under the guarantee and to collateralize the obligation to Mr. Sloane by granting him a security interest in the same assets that Finova has a security interest.


Item 13. Exhibits and Reports on Form 8-K

(a)      Exhibits


     3.01          Restated Certificate of Incorporation of the Company (1)
                   (a) Amendment of Certificate of Incorporation of the Company
                   (b) Amendment of Certificate of Incorporation of the Company

     3.02          Certificate of Amendment to the Company's certificate of incorporation
                   Amended and Restated By-Laws of the Company (1)

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

    10.01*         1992 Employee Stock Option Plan (1)

    10.02*         1994 Directors' Stock Option Plan (1)

    10.03*         Employment Agreement entered into between the Company and Dean L. Sloane (1)

    10.04*         Employment Agreement entered into between the Registrant and Craig V. Sloane (1)

    10.05*         Employment Agreement entered into between the Company and Joseph A. Connell, Sr. (5)

    10.06          Lease dated January 1, 1997 by and between the Company and 2301 Jerome Avenue Realty Corp. and the Addendum
                   thereto. (5)

    10.07          Lease dated September 1997 by and between the Company and Principal Mutual Life Insurance Company. (5)

    10.08          Indemnification Agreement entered into between the Company and each of its directors (1)

    10.09+         Agreement dated as of January 1994 between the Company and Beth Abraham Hospital (1)

    10.10+         Agreement dated as of January 1, 1994 between the Company and Beth Abraham Hospital (1)

    10.11          Amendment to the Agreements between the Company and Beth Abraham Hospital (5)

    10.12          Warrant, issued to the Equity Group, to purchase 30,000 shares of Common Stock commencing November 1, 1994 (2)

    10.13          Warrant, issued to the Equity Group, to purchase 30,000 shares of Common Stock commencing November 1, 1995 (2)

    10.14          Asset Purchase Agreement dated September 25,1995 between the Company and Medical Transportation Corporation (3)

    10.16          A loan and security agreement between Finova Capital Corporation and registrant and its subsidiaries dated
                   February 2, 1999

    21.01          Subsidiaries of the Company

    23.01          Consent of Edward Isaac & Company, Inc.

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

(5) Such Exhibit was filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 and is incorporated herein by reference.

(b) Reports on Form 8-K

         None

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Contents

                                                                                                  Page
                                                                                                  ----
Consolidated Financial Statements

   Independent auditors' report                                                                    F-2

   Balance sheet as of December 31, 1998                                                           F-3

   Statements of operations for the years ended December 31, 1998 and 1997                         F-4

   Statements of changes in stockholders' equity for the years ended
      December 31, 1998 and 1997                                                                   F-5

   Statements of cash flows for the years ended December 31, 1998 and 1997                         F-6

   Notes to financial statements                                                               F-7 to F-21


INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Community Medical Transport, Inc.


We have audited the accompanying consolidated balance sheet of Community Medical Transport, Inc. and subsidiaries (the "Company") as of December 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Medical Transport, Inc. and subsidiaries at December 31, 1998, and the consolidated results of their operations, and their consolidated cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



March 25, 1999
New York, New York

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
December 31, 1998

ASSETS
Current assets:
      Cash and cash equivalents                                                                     $    92,000
      Short-term investments                                                                            824,000
      Accounts receivable - trade, less allowance for doubtful accounts of $1,950,000                 3,587,000
      Prepaid insurance                                                                                 513,000
      Prepaid and refundable income taxes                                                               199,000
      Other current assets                                                                              418,000
      Deferred tax assets                                                                               474,000
                                                                                                    -----------

         Total current assets                                                                         6,107,000

Property, equipment and leasehold improvements - net                                                  3,535,000
License - net                                                                                           677,000
Customer lists - net                                                                                  1,249,000
Other asset                                                                                             247,000
Goodwill - net                                                                                        2,549,000
Covenant not to compete, net                                                                             33,000
Deferred tax assets                                                                                      42,000
                                                                                                    -----------

                                                                                                    $14,439,000
                                                                                                    ===========

LIABILITIES
Current liabilities:
      Current portion of long-term debt                                                             $ 1,701,000
      Accounts payable                                                                                1,619,000
      Accrued expenses                                                                                  910,000
                                                                                                    -----------

         Total current liabilities                                                                    4,230,000

Long-term debt - net of current portion                                                               4,540,000
                                                                                                    -----------

                                                                                                      8,770,000
                                                                                                    ===========

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, 4% cumulative, $.001 par value, 1,000,000 shares authorized
Common stock, $.001 par value, 5,000,000 shares authorized, 998,942 shares
  issued and outstanding                                                                                  1,000
Capital in excess of par value                                                                       14,054,000
Accumulated deficit                                                                                  (8,386,000)
                                                                                                    -----------

         Total stockholders' equity                                                                   5,669,000
                                                                                                    -----------

                                                                                                    $14,439,000
                                                                                                    ===========

See notes to consolidated financial statements                               F-3

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Consolidated  Statements of Operations

                                                                                                  Year Ended
                                                                                                  December 31,
                                                                                        ----------------------------
                                                                                           1998              1997
                                                                                        -----------      -----------
Net revenue                                                                             $18,245,000      $22,814,000
                                                                                        -----------      -----------

Expenses:
      Salaries and benefits                                                              10,030,000       12,593,000
      Fleet maintenance                                                                   1,193,000        1,766,000
      Insurance                                                                             638,000          773,000
      Rent                                                                                  483,000          484,000
      Depreciation and amortization                                                       1,094,000          850,000
                                                                                        -----------      -----------

         Total operating expenses                                                        13,438,000       16,466,000
                                                                                        -----------      -----------

Gross profit                                                                              4,807,000        6,348,000

Selling, general and administrative expenses                                              5,757,000        6,996,000
Intangible write-down                                                                                      5,400,000
Receivable write-down                                                                                      1,371,000
Restructuring and other costs                                                                     -        1,239,000
                                                                                        ------------     -----------

Loss from operations                                                                       (950,000)      (8,658,000)
Other income                                                                                                  44,000
Interest income                                                                              52,000           75,000
Interest expense                                                                           (663,000)        (662,000)
                                                                                        ------------     -----------

Loss before income tax benefit                                                           (1,561,000)      (9,201,000)
                                                                                        ------------     -----------

Income tax benefit:
      Current                                                                                               (120,000)
      Deferred                                                                             (516,000)        (857,000)
                                                                                        ------------     -----------

                                                                                           (516,000)        (977,000)
                                                                                        ------------     -----------

Net loss                                                                                $(1,045,000)     $(8,224,000)
                                                                                        ===========      ===========

Net loss available to common shareholders - basic                                       $(1,045,000)     $(8,262,000)
                                                                                        ===========      ===========

Preferred stock dividends - assumed conversion                                                    -           38,000
                                                                                        ------------     -----------
Net loss available to common shareholders including assumed
      conversion - diluted                                                              $ (1,045,000)    $(8,224,000)
                                                                                        ============     ===========

Net loss per share - basic                                                              $     (1.05)    $     (9.42)
                                                                                        ============    ============
                   - diluted                                                            $     (1.05)    $     (9.37)
                                                                                        ============     ===========

Weighted average number of common  shares outstanding - basic                                998,199         877,483
                                                                                        -------------    -----------
Weighted average number of common shares outstanding -diluted                                998,199         877,483
                                                                                        ============     ===========

See notes to consolidated financial statements                               F-4

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

                                                                  4% Cumulative
                                                                    Dividend
                                                                   Convertible
                                                                 Preferred Stock
                                                  -----------------------------------------------              Common Stock
                                                     Series A         Series B         Series BB         --------------------------
                                                      Shares           Shares            Shares           Shares            Amount
                                                     --------         ---------        ---------         ---------      ------------
Balance - December 31, 1996                               0.0           2,423.0              0.0         4,770,940        $  5,000
Net loss
Exercise of common stock options                                                                            40,000
Exchange of Series B preferred stock
 for Series BB preferred stock                                         (1,955.5)         1,955.5
Conversion of preferred stock into common                                (467.5)        (1,177.1)          490,606           1,000
Additional costs in connection with stock
 Issuance
Shares issued in acquisition of Fox Ridge                                                                  130,969
Shares issued in acquisition of RDO                                                                        328,492
                                                     --------         ---------          -------        ----------        --------


Balance - December 31, 1997                               0.0               0.0            778.4         5,761,007        $  6,000
Net loss
Conversion of series BB preferred stock                                                   (778.4)          222,392
Other changes                                                                                               10,253
Adjustment of  shares due to
Due to 1 for 6 reverse stock split                                                                      (4,994,710)         (5,000)
Additional costs in connection with stock
 Issuance
                                                     --------         ---------          -------        ----------        --------
Balance - December 31, 1998                               0.0               0.0              0.0           998,942        $  1,000
                                                     ========         =========          =======        ==========        ========

                               [RESTUBBED TABLE]

                                                                     Retained
                                                    Capital in       Earnings
                                                     Excess of     (Accumulated
                                                     Par Value        Deficit)             Total
                                                  -------------   ----------------    -------------
Balance - December 31, 1996                        $12,322,000       $   883,000      $ 13,210,000
Net loss                                                              (8,224,000)       (8,224,000)
Exercise of common stock options                        36,000                              36,000
Exchange of Series B preferred stock
 for Series BB preferred stock
Conversion of preferred stock into comm                 (1,000)                                  0
Additional costs in connection with stock
 Issuance                                              (35,000)                            (35,000)
Shares issued in acquisition of Fox Ridge              655,000                             655,000
Shares issued in acquisition of RDO                  1,066,000                           1,066,000
                                                   -----------       -----------        ----------


Balance - December 31, 1997                        $14,043,000        (7,341,000)        6,708,000
Net loss                                                              (1,045,000)       (1,045,000)
Conversion of series BB preferred stock
Other changes                                            6,000                               6,000
Adjustment of  shares due to
Due to 1 for 6 reverse stock split                       5,000
                                                   -----------       -----------        ----------
Balance - December 31, 1998                        $14,054,000       $(8,386,000)       $5,669,000
                                                   ===========       ===========        ==========

See notes to consolidated financial statements                               F-5

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                       Year Ended
                                                                                      December 31,
                                                                                --------------------------
                                                                                   1998            1997
                                                                                -----------    -----------
Cash flows from operating activities:
      Net loss                                                                  $(1,045,000)   $(8,224,000)
      Adjustments to reconcile net loss to cash provided by (used in)
         operating activities:
             Depreciation and amortization expense                                1,623,000      1,640,000
             Common shares issued for employee benefit obligation                     6,000
             Imputed interest on note payable                                                        5,000
             Intangible write-down                                                               5,400,000
             Receivable write-down                                                               1,371,000
             Restructuring and other costs                                                       1,239,000
             Provision for uncollectible accounts receivable                        516,000
             Changes in deferred taxes assets and liabilities                      (516,000)      (971,000)
             Changes in:
                Accounts receivable                                                 725,000     (1,129,000)
                Prepaid insurance and other current assets                           51,000        403,000
                Other assets                                                        151,000       (162,000)
                Accounts payable and accrued expenses                              (978,000)       903,000
                Prepaid income taxes                                                393,000       (379,000)
                                                                                -----------    -----------
                  Net cash provided by operating activities                         926,000         96,000
                                                                                -----------    -----------

Cash flows from investing activities:
      Acquisition of equipment - net of disposals                                  (358,000)    (1,256,000)
      Acquisition of businesses                                                                    (46,000)
      Decrease in short-term investments                                            312,000        597,000
                                                                                -----------    -----------
               Net cash used in investing activities                                (46,000)      (705,000)
                                                                                -----------    -----------

Cash flows from financing activities:
      Proceeds of bank borrowings                                                    55,000      1,246,000
      Principal repayments on debt                                               (1,517,000)      (635,000)
      Principal payments on capital lease obligations                              (251,000)      (115,000)
      Additional costs in connection with common stock issuance                                    (35,000)
      Net proceeds from exercise of common stock warrants                                           36,000
                                                                                -----------    -----------
               Net cash (used in ) provided by financing activities              (1,713,000)       497,000
                                                                                -----------    -----------

Net decrease in cash                                                               (833,000)      (112,000)
      Cash - beginning of year                                                      925,000      1,037,000
                                                                                -----------    -----------

      Cash - end of year                                                        $    92,000    $   925,000
                                                                                ===========    ===========

Supplementary disclosures of cash flow information:
      Cash paid during the year for:
         Interest                                                               $   637,000    $   577,000
                                                                                ===========    ===========
         Taxes                                                                  $   149,000    $   253,000
                                                                                ===========    ===========
Supplementary disclosures of noncash investing and financing activities:
Acquisition of property and equipment                                                          $   739,000
Acquisition of intangibles and licenses                                                        $ 1,513,000
Common stock issued in connection with acquisition of business                                 $(1,721,000)
Debt assumed in connection with acquisition of business                                        $  (485,000)
                                                                                               -----------

Cash paid to acquire assets                                                                    $    46,000
                                                                                               -----------

Equipment acquired under capital leases                                         $    55,000    $   342,000
                                                                                ===========    ===========

See notes to consolidated financial statements                               F-6

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997


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

The Companies operated in one business segment. It provides specialized transportation for the handicapped and disabled, mentally retarded, elderly and chronically ill to and from day treatment centers, day care programs, hospitals, nursing homes and other health care facilities in the New York metropolitan area. This service is provided in ambulettes, which are specialized vans that contain wheelchair lifts or ramps. The Companies also provides emergency and nonemergency ambulance transportation of patients who require basic medical care or supervision during transport to and from hospitals, nursing homes and other health care facilities.


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
         Machinery, equipment and office furniture      3 - 10 years
         Leasehold improvements                         Shorter of lease term or
                                                        estimated life of asset

[3] Intangible assets:

    Intangible assets consist of goodwill, licenses, customer lists and covenants not to compete. The goodwill is being amortized on a straight-line basis over twenty five years. The licenses are being amortized on a straight-line basis over forty years. The customer lists are being amortized using the straight-line method over the period of expected benefit, which is from five to ten years. The covenants not to compete are being amortized using the straight-line method over the period of the covenants which is three years. Intangible assets are evaluated periodically, and adjusted if necessary, if events and circumstances indicate that the carrying amount is impaired. (Note K)

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)


[4] Income taxes:

    The Company's income tax accounting method has automatically changed from the cash method of accounting to the accrual method in compliance with Internal Revenue Code ("IRC") Section 448. In accordance with IRC Section 448, the Company has elected to recognize the impact of such change over a four-year period commencing January 1, 1996.

    The Company accounts for income taxes utilizing the asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes.


[5] Short-term investments:

    Short-term investments consist primarily of money market funds investing in United States government obligations with original maturities less than one year when purchased. These investments are readily convertible to cash and are accounted for as available for sale securities. Such investments are stated at fair value, which approximates cost.


[6] Net loss per share:

    In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS #128"), "Earnings Per Share", SFAS #128 which requires the reporting of earnings (loss) per basic share and earnings (loss) per diluted share. Earnings (loss) per basic share is calculated by dividing net income
    (loss) available to common shareholders by the weighted average outstanding shares during the period. Earnings per diluted share is calculated by dividing net income available to common shareholders with preferred dividends added back (if converted method) by the basic shares and all dilutive potential common shares, including options and convertible preferred stock. Net income per share has been retroactively adjusted for the 1 for 6 reverse stock split in 1998. The authorized number of common shares was reduced from 20 million to 5 million.

    Net loss available to common shareholders was computed by deducting cumulative preferred stock dividends of $38,000 in 1997 from net loss. In 1998, net loss available to common shareholders was equal to the net loss, as there were no cumulative preferred stock dividends.


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

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997


NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)



[8] Fair value of financial instruments:

    The carrying value of the Company's cash, short-term investments and accounts payable approximate fair value due to their short-term nature. The fair value of long-term debt approximates the carrying amount as the current rates on similar instruments are similar to the effective rates.



[9] Stock-based compensation:

    The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the opinions been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans.

NOTE C - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

          Ambulette and ambulance fleet                            $5,205,000
          Machinery, equipment and office furniture                 1,633,000
          Leasehold improvements                                      264,000
                                                                   ----------


                                                                    7,102,000
          Less accumulated depreciation and amortization           (3,567,000)
                                                                   ----------
                                                                   $3,535,000
                                                                   ==========

The net book value of property and equipment under capital lease amounted to approximately $570,000 at December 31, 1998. Depreciation expense includes depreciation on property and equipment held under capital leases.

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997

NOTE D - LEASES


The Company is obligated under long-term noncancelable operating and capital leases (reflecting the refinancing discussed in Note E) for premises and equipment expiring in various years through the year 2005.


Future minimum lease payments are as follows:

                                                            Operating                   Capital
                                                             Leases                     Leases
                                                             ------                     ------
           1999                                            $  720,000                   $110,000
           2000                                               387,000                     67,000
           2001                                               352,000                     29,000
           2002                                               224,000                     18,000
           2003                                               185,000                      3,000
           Thereafter                                         206,000                          0
                                                           ----------                   --------

           Total minimum lease payments                    $2,074,000                    227,000
                                                           ==========
           Amount representing interest                                                  (32,000)
                                                                                        --------

           Present value of minimum lease payments                                      $195,000
                                                                                        ========

Rent expense for the years ended December 31, 1998 and December 31, 1997 was approximately $ 593,000 and $ 502,000, respectively.


NOTE E - LONG-TERM DEBT

Long-term debt at December 31, 1998 consists of the following:

Bank debt - As discussed in (1) below the following indebtedness has been refinanced.

$ 6,500,000 Revolving Credit Note to bank, collateralized
  principally by all accounts receivable, inventory and equipment,
  bearing interest at prime plus 1/2% (8.25% at December  31, 1998)         $3,500,000(1)(2)
Note payable to bank, collateralized principally by all accounts
  Receivable, inventory and equipment, bearing interest at
  prime plus 1/2%  (8.25 % at December 31, 1998)                               833,000(1)(2)
Note payable to bank, collateralized principally by all accounts receivable, inventory and equipment, bearing interest at
  prime plus 1/2% (8.25% at December 31, 1998)                                 570,000(1)(2)   $ 4,903,000(2)
                                                                            ----------


COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997

NOTE E - LONG-TERM DEBT  (CONTINUED)

Notes payable

Note payable to Jenco Ambulette Service Inc., (net of imputed interest at 9%)
  payable in quarterly principal payments of $16,667
  due June 15, 1999                                                                     $121,000(3)
Note payable to A-1 Ambulance Service Inc., bearing interest at
  8.25%, payable in quarterly principal payments of $18,125
  due June 12, 1998                                                                      109,000(3)
Note payable for acquired businesses with an effective interest rate of 8.25% payable in quarterly principal payments of $22,500
  due June 12, 1998                                                                      135,000(3)
Note payable to Elite Ambulance and Medical Coach Inc., bearing
  interest at 7%, due on December 15, 2001                                               204,000
Note payable to Medical Transportation Corporation, (net of imputed
  interest at 9%) due October 31, 1998                                                   212,000(3)
Notes payable for vehicles collateralized by the underlying vehicles, bearing interest at 9.9% - 12.8%, payable in monthly payments of $1,097
  due October 20, 2001                                                                    31,000          $ 812,000
                                                                                        ---------

Capital lease obligations

For vehicles in connection with the acquisition of Fox Ridge, bearing interest at 10.9% payable in monthly installments of $15,324
  due August 1, 2000                                                                     266,000(1)
For various equipment, collateralized by the underlying
  equipment, bearing interest at 10.8% - 17.4% payable in monthly
  installments of $6,836 due at various times through November 16, 2002                  164,000
For vehicles, collateralized by the underlying vehicles, bearing interest at
  13.4% payable in monthly installments of $3,397 due October 1, 2001                     96,000(1)         526,000
                                                                                    ------------         ----------

                                                                                                           6,241,000
Less current maturities                                                                                   (1,701,000)
                                                                                                          ----------
                                                                                                          $4,540,000
                                                                                                          ==========

Future principal payments of long-term debt are as follows:

         1999                                        $1,701,000
         2000                                           903,000
         2001                                           869,000
         2002                                           826,000
         2003 and thereafter                          1,942,000
                                                     ----------
                                                     $6,241,000
                                                     ==========

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997


NOTE E - LONG-TERM DEBT  (CONTINUED)

(1) On February 2, 1999 the Company entered into a $8,950,000 credit facility to replace the previously existing credit facility. The new credit facility consists of a $4,000,000 revolving credit line, which may only be drawn if the Company has sufficient qualified accounts receivable, a term note of $3,950,000 and an equipment acquisition line of $1,000,000. Debt and capital lease obligations aggregating $5,265,000, as of December 31, 1998, were repaid with the credit facility.

    The term debt bears interest at prime plus 1 1/4% and is amortized in monthly installments of $65,800 plus interest through February 2004. The debt under the revolving credit line is due February 2004 and bears interest at prime plus 1%. In accordance with SFAS #6 the debt outstanding at December 31, 1998 has been classified in accordance with the terms of the new credit facility.

    The new credit facility agreement imposes certain restrictions on borrowings, capital expenditures and the payment of dividends and requires the Company to meet certain net worth and other financial ratios. The obligations are secured by substantially all of the Company's assets. One of the major shareholders has provided a limited guarantee of the obligations.

(2) The Company's revolving credit agreement (the "Facility") dated December 18, 1996 permitted borrowings by the Company of up to $6,500,000 through December 18, 1998 for general working capital purposes. In addition, the agreement permitted borrowings under separate facilities of a $1,500,000 line of credit for fixed asset acquisitions, and a $2,000,000 term note financing existing equipment and refinancing of existing bank debt. Borrowings under these agreements were collateralized by substantially all property, plant and equipment, inventory and accounts receivable, as well as a $1,000,000 personal guarantee of the president of the Company. The agreement imposed certain restrictions on borrowings, prohibited the payment of dividends and required the Company to meet certain net worth and working capital requirements and other financial ratios. At December 31, 1997 the Company was not in compliance with certain covenants. On April 14,1998, the bank agreed to waive the covenants which the Company was not in compliance with at December 31,1997. Additionally, the bank amended certain covenants at future measurement dates to accommodate the Company's current financial status. Further, the bank has extended the facility date to January 18, 1999 and in conjunction with their revisions reduced the amount available under the revolving credit agreement from $6,500,000 to $3,500,000

(3) Payments of approximately $408,000 under these notes are in arrears because of certain disputes with the noteholders. Management believes that resolution of such disputes will not result in any material obligation in excess of the amounts recorded in the Company's balance sheet.


NOTE F - INCOME TAXES

The differences between the tax benefit and the amount that would be computed by applying the statutory federal income tax rate to income (loss) before taxes is attributable to the following:

                                                                 Year Ended
                                                                 December31,
                                                          -------------------------
                                                             1998           1997
                                                          ---------    ------------
           Income tax benefit at 34%                      $(531,000)   $(3,128,000)
           Nondeductible items                               77,000      1,923,000
           State and local taxes, net of federal effect    (144,000)      (257,000)
           Increase in valuation reserve                     70,000        480,000
           Other                                             12,000          5,000
                                                          ---------    -----------

                                                          $(516,000)   $  (977,000)
                                                          =========    ===========

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997


NOTE  F - INCOME TAXES (continued)

The tax effect of temporary differences which give rise to the net deferred tax assets and deferred tax liabilities are as follows:

                                                                            Total       Current    Long-term
                                                                         ----------   ----------   ---------
Deferred tax liabilities:
  Unrecognized prior year differences between the accrual
    basis of accounting and the cash basis of accounting                 $  338,000   $  338,000    $
  Depreciation on property, equipment and leasehold
    improvements                                                            181,000                  181,000
                                                                         ----------   ----------    --------

                                                                            519,000      338,000     181,000
                                                                         ----------   ----------    --------

Deferred tax assets:
  Allowance for doubtful accounts                                           858,000      858,000
  Accrued expenses                                                           48,000       48,000
  Net operating loss carry forwards                                         679,000      338,000     341,000
                                                                         ----------   ----------    --------

                                                                          1,585,000    1,244,000     341,000
Valuation allowance                                                         550,000      432,000     118,000
                                                                         ----------   ----------    --------

                                                                          1,035,000      812,000     223,000
                                                                         ----------   ----------    --------

Net deferred tax asset                                                   $  516,000   $  474,000    $ 42,000
                                                                         ==========   ==========    ========

As of December 31, 1998, the Company has approximately $1,540,000 of net operating loss carryforwards available expiring in 2017.

The Company has established a valuation allowance of $550,000 to reduce the deferred tax asset to the amount management believes is realizable.

The companies 1996 corporate income taxes are currently under audit by the Internal Revenue Service. The Company believes that there will be no material variance revealed during this audit examination.


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

    The Warrants are exercisable into one share of common stock, at a price of $6.00 per share, for a period of five years commencing with the effective date of the public offering. The Warrants are redeemable at a price of $.10 per Warrant, if the closing bid quotation of the Company's common stock is in excess of $8.00 per share for twenty consecutive trading days. The common stock shares discussed above have not been adjusted for the one for six reverse stock split in 1998.

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997

NOTE G - STOCKHOLDERS' EQUITY (CONTINUED)

[1]  Public offering:

      In November 1994, the Company issued warrants to purchase 60,000 shares of common stock at $5.00 per share to its public relations firm, which expire on October 31, 1999.

    The common stock and warrants discussed above do not reflect the six to one reverse stock split.

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

    On July 31, 1996 and August 7, 1996, the Company completed an equity financing from foreign investors, for 3,437.5 shares of Series A convertible preferred stock (the "Series A") with a liquidation value of $3,437,000 and 5,000 shares of Series B convertible preferred stock (the "Series B") with a liquidation value of $5,000,000, respectively, for net proceeds of approximately $5,918,000. The preferred stockholders of each series are entitled to a 4% cumulative dividend on the stated liquidation value, and each share is convertible based on their liquidation by value into shares of common stock at the lower of the market value for the five trading days prior to conversion or $7.00 per share, and will automatically convert on July 31, 1998. All fees and commissions associated with such offerings are recorded against paid in capital. As of December 31, 1996 all of the Series A have been converted into common stock and 2,577 shares of Series B were converted into common stock. The liquidation value of the remaining Series B was $2,423,000. In connection with such foreign financing, warrants to purchase up to 135,000 shares of common stock at $5.00 per share have been issued to a designee of a consultant which expire on September 30, 2001.

    During the first quarter of 1997, 467.5 shares of preferred stock were converted into 145,286 common shares with 1955.5 Series B shares remaining to be converted. Subsequent to this conversion, the Board of Directors authorized the adoption of 7,500 shares of the Company authorized preferred stock to be designated as series BB preferred stock (Series BB). Series BB has the same rights and preferences as Series B except as follows: eleven percent of each outstanding share shall be convertible into common stock at any time after April 1, 1997 with an additional eleven percent of each outstanding share to be convertible on the first day of each of the next seven months, and the final twelve percent to be convertible at any time after December 1, 1997. All outstanding shares will automatically convert on July 31, 1998. The conversion was based upon the liquidation value of the preferred stock and was exchangeable at $3.50 per share.

    The remaining 1955.5 shares of Series B preferred stock were exchanged for 1955.5 shares of Series BB preferred stock and 150,000 common stock purchase warrants. These warrants are exercisable at an initial exercise price of $4.00 per share, provided, however, that the purchase price may be adjusted under certain circumstances. The expiration date of the common stock purchase warrant is November 18, 2000. As of December 31,1997, 1177.1 shares of Series BB had been converted into common stock. The liquidation value of the remaining 778.4 Series BB was 778,400, excluding $75,000 of cumulative dividends. In 1998 all of the remaining Series BB were converted into 222,392 common shares. The common stock shares discussed above have not been adjusted for the 1 for 6 reverse stock split.

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997

NOTE G - STOCKHOLDERS' EQUITY  (CONTINUED)

[3] Stock option plans:

    The Company applies Accounting Principles Board Opinion No. 25 in accounting for its employee stock option and accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of the grant. The effect of applying Statement of Financial Accounting Standards No. 123 ("SFAS # 123") on 1998 and 1997 pro forma net income (loss) as stated below is not necessarily representative of the effects on reported net income for future years due to, among other things: (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1998 and 1997 would have been approximately $(1,057,000) and $(8,274,000) or $(1.06) per share and $(9.51) per share, respectively. The weighed average fair value of the options granted during 1998 and 1997 are estimated as $2.43 and $ 10.48 per share, respectively, on the date of grant using the Black Scholes option pricing model with the following assumptions: dividend yield 0%, volatility of 45%, risk free interest rate of 5.5% for 1998 and 6.2% for 1997 and expected life of 10 years.

    The 1992 Employees Stock Option Plan, as amended (the "Plan") provides for the granting of options to purchase up to 750,000 shares (125,000 shares adjusted for the one for six reverse stock split in 1998) of the Company's common stock. The Plan is administered by a Stock Option Committee (the "Committee"), consisting of two members of the Board of Directors, which has the authority to determine when options are granted, the term, the exercise price and the exercise period.

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

    Additional information with respect to options issued to employees under the Plan is summarized below: The information set forth below has been retroactively adjusted for the one for six reverse stock split in 1998.

                                                                       Year Ended December 31,
                                                      --------------------------------------------------------
                                                               1998                              1997
                                                      ----------------------            ----------------------

                                                                   Weighted                           Weighted
                                                                    Average                            Average
                                                      Shares         Prices              Shares          Price
                                                      ------         ------              ------          -----
    Outstanding at beginning of year                  38,000         $14.98              39,000         $13.14
    Options granted                                    4,416           3.75               6,667          17.91
    Options exercised                                      0              0              (6,667)          5.34
    Options canceled                                 (17,166)          3.52              (1,000)         25.88
                                                     -------         ------              ------         ------
    Outstanding at end of year                        25,250         $ 7.21              38,000         $14.98
                                                     =======         ======              ======         ======

    Options exercisable at year-end                   23,042         $ 7.54              34,667         $14.70
                                                     =======         ======              ======         ======

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997

NOTE G - STOCKHOLDERS' EQUITY  (CONTINUED)

[3] Stock option plans: (continued)

     The following table summarizes information about stock options to employees at December 31, 1998:

                      Options Outstanding                                               Options Exercisable
     --------------------------------------------------------          -------------------------------------------------
                                                   Weighted
                                                    Average
                                                   Remaining           Weighted-                                 Weight
                                                  Contractual           Average                                  Average
        Range of                 Number              Life               Exercise              Number            Exercise
     Exercise Price           Outstanding         (in Years)             Price              Exercisable           Price
     --------------           -----------         ----------             -----                -----------         -----
         $ 3.75                    4,416              9.6               $ 3.75                  2,208           $  3.75
           5.34                   16,667              5.7                 5.34                 16,667              5.34
          18.50                    4,167              8.5                18.38                  4,167             18.38
                                  ------                                ------                 ------            ------

                                  25,250                                $ 7.21                 23,042            $ 7.54
                                  ======                                ======                 ======            ======

The directors' stock option plan (the "Directors' Plan"), as amended, authorizes the granting of stock options to purchase an aggregate of not more than 50,000 shares (8,333 shares adjusted for the one for six reverse tock split in 1998) of the Company's common stock. Each director of the Company who is not an employee of the Company shall be eligible for options under this plan. Options to purchase 5,000 shares of stock shall automatically be granted under the Directors' Plan each year. Each option granted is exercisable as to 50% of the number of shares of stock covered thereby on the date of grant and as to the balance on the first anniversary of the grant. The exercise price of each option granted shall be the fair market value of the stock on the date the option is granted. Options granted prior to November 11, 1996 were exercisable as to 50% of the number of shares covered thereby on the first anniversary of such grant and as to the balance on the second anniversary.

      Additional information with respect to options issued to outside directors under the Directors' Plan activity is summarized as follows:

                                                                            Year Ended December 31,
                                                               -----------------------------------------------------------
                                                                        1998                               1997
                                                               ------------------------         --------------------------
                                                                               Weighted                           Weighted
                                                                               Average                             Average
                                                                               Exercise                           Exercise
                                                                Shares          Price            Shares             Price
                                                                ------         --------          ------           --------
Outstanding at beginning of year                                  4,000         $18.18             2,334           $25.92
Options granted                                                   4,000           3.75             1,666             7.31
Options canceled                                                 (4,000)         18.18                 0                0
                                                                 -------        ------             -----           ------

Options at end of year                                            4,000         $ 3.75             4,000           $18.18
                                                                 ======         ======             =====           ======

Options exercisable at year-end                                   2,000         $ 3.75             3,167           $21.03
                                                                 ======         ======             =====           ======

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997

NOTE G - STOCKHOLDERS' EQUITY  (CONTINUED)


[3]      Stock option plans:  (continued)

      The following table summarizes information about stock options to directors outstanding at December 31, 1998:

                                                      Options Outstanding                        Options Exercisable
                                                 ------------------------------           --------------------------------
                                                 Weighted
                                                  Average
                                                 Remaining             Weighted                                   Weighted
                                                Contractual             Average                                    Average
         Range of              Number              Life                Exercise              Number               Exercise
      Exercise Price         Outstanding         In Years                Price             Exercisable              Price
      --------------         -----------         --------                -----             -----------              -----
          $3.75                 4,000              9.6                   $3.75                2,000                 $3.75
                                -----                                                         -----

                                4,000                                                         2,000
                                =====                                                         =====



[4] Warrants:

    The Company has issued warrants to purchase its common stock principally in connection with equity financing. Additional information with respect to warrants is summarized below.

                                                                         Year Ended December 31,
                                                      --------------------------------------------------------------
                                                               1998                                 1997
                                                      ------------------------           ---------------------------
                                                                      Weighted                             Weighted-
                                                                       Average                              Average
                                                                      Exercise                             Exercise
                                                       Shares          Price             Shares             Price
                                                       ------          -----             ------             -----
      Outstanding at the beginning of year             291,899         $36.49            266,899           $37.68
      Warrants granted                                       0              0             25,000            24.00
                                                       -------         ------            -------           ------

      Warrants outstanding at end of year              291,899         $36.49            291,899           $36.49
                                                       =======         ======            =======           ======

      Warrants exercisable at year-end                 291,899         $36.49            291,889           $36.49
                                                       =======         ======            =======           ======

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997

NOTE G - STOCKHOLDERS' EQUITY  (CONTINUED)

[4] Warrants:

      The following table summarizes information related to warrants outstanding at December 31, 1998:

                                                             Warrants Outstanding                    Warrants Exercisable
                                                         ------------------------------         ------------------------------

                                                          Weighted
                                                           Average
                                                          Remaining            Weighted                               Weighted
                                                         Contractual            Average                                Average
                   Range of              Number             Life               Exercise            Number             Exercise
                Exercise Price         Outstanding        In Years               Price           Exercisable            Price
                --------------         -----------        --------               -----           -----------            -----

                    $24.00                  25,000           3                  $24.00              25,000             $24.00
                    $30.00                  32,500           3                  $30.00              32,500             $30.00
                 $34.80-$36.00             204,354           1                  $35.88             204,354             $35.88
                 $46.08-$60.00              30,045           2                  $57.84              30,045             $57.84
                                           -------                                                 -------

                                           291,899                                                 291,899
                                           =======                                                 =======

[5] Shares reserved or available for future issuance:

      Shares of common stock reserved for future issuance are:
         Options granted under the plan                                                    25,250
         Options available for grant under the Plan                                        93,083
         Options granted under the Director Plan                                            4,000
         Options available for grant under the Director's Plan                              4,333
         Shares underlying the Warrants and Underwriters Warrant                          204,354
         Warrants issued to a consultant                                                   10,000
         Warrants issued in connection with private equity financing                       77,545
         Issuable in connection with Fox Ridge acquisition                                 10,833
                                                                                          -------

                                                                                          429,398
                                                                                          =======

NOTE H - CONCENTRATION OF RISK

Revenues from principal sources are as follows:

                                                    Year Ended
                                                    December 31,
                                         --------------------------------
                                         1998                        1997
                                         ----                        ----

     Principal Customer                    11%                          9%
     Medicaid and Medicare                 39                          44
     Private insurance and other           50                          47
                                          100%                        100%

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997



NOTE H - CONCENTRATION OF RISK  (CONTINUED)


[1] Reliance on principal customers:

    The Company provides services to a principal customer, a hospital and its affiliates, pursuant to two written contracts which expire on December 31, 1999. These contracts give the Company the exclusive right to provide medical transportation services for the patients of this customer. The contracts may be terminated by the hospital if the Company fails to perform its obligations thereunder. These contracts can also be renegotiated by the hospital if there is a decrease in services.

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

    At December 31, 1998, 34% of accounts receivable was due from Medicaid and Medicare, 30% from the hospital facilities which includes its principal customer and its affiliates and 36% from private insurers and other nongovernmental sources.


NOTE I - ACQUISITION:

    In July 1997, the Company completed the acquisition of certain assets of Fox Ridge Transportation, Inc.("Fox Ridge"). The purchase price plus related acquisition transaction costs of $46,000 totaled $1,186,000 and is being allocated as follows: $598,000 to vehicles, $196,000 to customer list and $392,000 to goodwill.

    The purchase price of $1,140,000 is comprised of: assumption of debt of approximately $485,000 and the issuance of 130,969 shares of its common stock guaranteed at a value of $5.00 per share ($655,000) (the "Guaranteed Value") for a period of one year following the effective date of a registration statement covering the registration of such shares.

    The market value of the shares issued at the closing amounted to $377,000 ($2.88 per share). The Company agreed to a Guaranteed Value of approximately $655,000. Accordingly, the Company may be required to issue additional shares (limited to 65,485 shares) and/or transfer cash for any deficiency which might result.

    The Company also agreed to place 97,031 shares of its common stock in escrow to collateralize the assumed obligation of $485,000. The common shares discussed above have not been adjusted for the 1 for 6 reverse stock split.

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997

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

[2] Collective bargaining agreement:

    Prior to the acquisition of "A-1" the Company was not a party to any collective bargaining agreements. The drivers, emergency medical technicians and paramedics of A-1 were subject to a collective bargaining agreement until 1997 when they voted to decertify the union as their representative. During 1997, ambulance drivers in Yonkers, New York and ambulette drivers located in Yonkers, New York and Union, New Jersey voted to be unionized. The company is currently negotiating a formal agreement with the unions.


NOTE K - INTANGIBLES AND RECEIVABLES WRITE-DOWN, RESTRUCTURING AND OTHER COSTS

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

During 1997, the Company began implementing a restructuring program designed to enhance overall competitiveness and increase productivity and efficiency through the effective centralization of the Company's previously separate operating entities. This consolidation is intended to reduce certain redundancies and complexities in the operations, billing and dispatching, as well as, obtaining a better overall utilization of its operating personnel. This process included moving the Company's headquarters and locating its billing and dispatching into one facility in White Plains, New York. This move took place in March 1998. In connection with this process, in 1997 a re-evaluation of outstanding accounts receivable resulted in a write-down of $1,371,000, principally relating to the Hudson Valley Companies, for revenue billed subsequent to its acquisition. The Company also charged operations in 1997 for $396,000 principally relating to severance costs.

In addition to the costs associated with the consolidation of the Company's separate operating Companies identified above, the Company also took a charge to earnings for other costs in 1997. The Company defers certain costs incurred in connection with pending acquisitions. In conjunction with the Company's restructuring program, management believes that the likelihood of the completion of these potential acquisitions has been reduced. Accordingly, costs approximating $843,000 have been charged to operations in 1997.

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997

NOTE L - CONTINGENCIES

On February 12,1998, the Chapter 7 Trustee of BR Ambulance Service, Inc. ("BR") filed a complaint ("Complaint") against the Company alleging that the Company was the recipient of fraudulent conveyances from BR arising out of an asset purchase agreement between the Company and BR dated March 12, 1995 wherein the Company allegedly agreed to purchase the assets of BR for a base price of $2.0 million plus additional consideration to be calculated pursuant to a formula. The Complaint further alleges that BR subsequently transferred various assets to the Company but the Company did not pay the specified consideration and accordingly, owes BR not less than $2.0 million. The Company vigorously disputes the material allegations of the Complaint.

An action was filed by Medical Transportation Corp. ("Med-Trans") alleging that during the twelve-month period commencing December 1, 1996 and ending November 30, 1997, the Company deliberately terminated relationships with numerous customers and unilaterally ceased to provide services to such customers. Med-Trans is the holder of a promissory note (Note E) which is subject to adjustment based on total annual revenues from an ambulette business acquired from Med-Trans. Med-Trans is seeking payment in the amount of $228,000. The Company filed an answer to the complaint on March 30, 1998, together with affirmative defenses, stating, among other things, that at no time did the Company voluntarily decide not to service a customer. The Company intends to vigorously oppose this action.

Various other actions have been filed against the Company principally relating to alleged breach of employment agreements in connection with certain acquisitions. The claimants in the actions seek an aggregate of $716,000, plus punitive damages. The actions are at various stages and the Company believes it has valid and meritorious defenses.

The ultimate outcome of the above-mentioned Complaint and actions cannot presently be determined. Accordingly, no provision for any liability that may result, if any, has been made in the financial statements.

NOTE M - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statements of Accounting Standards, No.130, "Reporting Comprehensive Income" and No.131, "Disclosure About Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. The Company believes that these pronouncements did not have an impact on the consolidated financial statements.

NOTE N - YEAR 2000 COMPLIANCE

The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. The Company is in the process of evaluating the potential effects of the year 2000 issue and formulating and implementing a plan to address the potential effects on its business and it operations. The Company expects to implement successfully the changes necessary to address its internal readiness and material third-party relationship issues. There can be no assurance, however, that all the third parties the Company deals with will achieve year 2000 readiness which could have an adverse effect on the Company's operations. The Company does not believe that the cost at complying with year 2000 issues will have a material effect on the Company's operations or financial condition.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, State of New York, on the 15th day of April, 1999.

                                    COMMUNITY MEDICAL TRANSPORT, INC.


                                      By:  /s/ Dean L. Sloane
                                           -------------------------------------
                                           Dean L. Sloane,
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signatures                                  Capacity                                     Date
--------------------------          ---------------------------------------------------         ------------------
/s/ Dean L. Sloane                     Director, President and Chief Executive                    April 15,  1999
------------------                     Officer (Principal Executive Officer, Principal
    Dean L. Sloane                     Financial and Accounting Officer)


/s/ Craig V. Sloane                    Director                                                   April 15, 1999
-------------------
    Craig V. Sloane

/s/ Bernard M. Kruger                  Director                                                   April 15, 1999
---------------------
    Bernard M. Kruger

/s/ Lucius J. Riccio                   Director                                                   April 15, 1999
--------------------
    Lucius J. Riccio