Form 10QSB
period 1999-03-31
COMMUNITY MEDICAL TRANSPORT INC
filed 1999-05-17
CIK 925602

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
(Mark One)

  X
_____Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 1999
                                       --------------
________ Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number  0-24640
                       ---------


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

                                 (914) 697-9233
                                ----------------
                           (Issuer's Telephone Number)


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

Yes ______X_______  No________

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes __________ No __________


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,015,114 shares of common stock as of March 31, 1999

_________Transitional Small Business Disclosure Format (check one):
Yes __________  No ____X______

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----





                                                                            Page
Part I.       Financial Information


Item 1.       Financial Statements

              Consolidated Balance Sheets at March 31, 1999
                (unaudited) and December 31, 1998                              2

              Consolidated Statements of Operations
                 for the Three Months Ended March 31,
                 1999 (unaudited) and 1998 (unaudited)                         3

              Consolidated Statements of Cash Flows for the Three
                 Months Ended March 31, 1999 (unaudited)
                 and 1998 (unaudited)                                          4

              Notes to Consolidated Financial Statements                       5


Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         6-8


Part II.      Other Information

Item 6.       Exhibits and reports on Form 8-K                                 9

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                             ASSETS
                                                                         March 31, 1999             December 31, 1998
                                                                         --------------             -----------------
                                                                          (Unaudited)

Current Assets:
  Cash and cash equivalents...................................           $       354,000               $     92,000
  Short-term investments......................................                   394,000                    824,000
  Accounts receivable, trade, less allowance for
    doubtful accounts.........................................                 3,862,000                  3,587,000
  Prepaid insurance...........................................                   664,000                    513,000
  Prepaid and refundable income taxes.........................                    63,000                    199,000
  Other current assets........................................                   569,000                    418,000
  Deferred tax assets.........................................                   474,000                    474,000
                                                                          --------------               ------------
         Total Current Assets.................................                 6,380,000                  6,107,000

  Property, equipment and leasehold
    improvements - net........................................                 3,424,000                  3,535,000
  Licenses - net..............................................                   670,000                    677,000
  Customer lists - net........................................                 1,197,000                  1,249,000
  Other assets................................................                   730,000                    247,000
  Goodwill - net..............................................                 2,520,000                  2,549,000
  Covenant not to compete -  net..............................                    17,000                     33,000
  Deferred tax assets.........................................                   659,000                     42,000
                                                                           -------------               ------------
         Total Assets.........................................             $  15,597,000               $ 14,439,000
                                                                           =============               ============


                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt...........................            $    1,547,000               $  1,701,000
  Accounts payable and accrued expenses.......................                 2,988,000                  2,529,000
                                                                           -------------               ------------
         Total Current Liabilities............................                 4,535,000                  4,230,000

Long-term Debt:
  Long-term debt - net of current portion.....................                 4,948,000                  4,540,000
                                                                           -------------               ------------

Total Liabilities.............................................                 9,483,000                  8,770,000

Stockholders' Equity:
  Preferred stock, 4% cumulative, $.001 par value, 1,000,000 shares authorized
  Common stock, $.001 par value, 5,000,000 shares authorized, 1,015,114 and
  998,942 shares issued and outstanding at
  March  31, 1999 and December 31, 1998 ......................                     1,000                      1,000
  Capital in excess of par value..............................                14,054,000                 14,054,000
  Accumulated deficit.........................................                (7,941,000)                (8,386,000)
                                                                         ----------------             --------------
         Total Stockholders' Equity...........................                 6,114,000                  5,669,000
                                                                          --------------              -------------
         Total Liabilities and Stockholders' Equity...........             $  15,597,000                $14,439,000
                                                                           =============                ===========

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                  - Unaudited -

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                          --------------------

                                                                                         1999                 1998
                                                                                       --------            ----------

Net revenue............................................................               $4,045,000          $4,872,000
                                                                                      ----------          ----------
Operating expenses:
  Salaries and benefits................................................                2,196,000           2,686,000
  Fleet Maintenance....................................................                  246,000             306,000
  Insurance............................................................                  151,000             160,000
  Rent.................................................................                   84,000             120,000
  Depreciation and amortization........................................                  275,000             246,000
                                                                                      ----------         -----------
    Total operating expenses...........................................                2,952,000           3,518,000
                                                                                       ---------          ----------

    Gross profit.......................................................                1,093,000           1,354,000

Selling, general and administrative....................................               (1,132,000)         (1,383,000)
                                                                                       ----------          ----------

Income (loss) from operations..........................................                  (39,000)            (29,000)

Interest income........................................................                    1,000              19,000

Interest expense ......................................................               (  126,000)        (   180,000)
                                                                                       ----------         -----------

Income (loss) before provision for income taxes........................                 (164,000)           (190,000)

(Benefit) for income taxes.............................................                 (609,000)                  0
                                                                                      -----------      -------------

    NET INCOME (LOSS)..................................................                $ 445,000         $  (190,000)
                                                                                       =========         ============

Net income (loss) available to common
   shareholders - basic and diluted....................................                $ 445,000         $  (190,000)

Net income (loss) per share - basic and diluted........................             $        .44    $           (.19)
                                                                                    =============    ================

Weighted average number of common shares
  outstanding - basic and diluted......................................                1,015,114             995,933

               COMMUNITY MEDICAL TRANSPORT, INC, AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                           -------------------

                                                                                          1999             1998
                                                                                         ------            ------

Cash flow from operating activities:
Net income (loss)............................................................           $ 445,000     $   (190,000)
Adjustments to reconcile net income (loss) to cash (used in)
 provided by operating activities:
  Depreciation and amortization expense......................................             375,000          375,000
 Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable-trade net.....................            (275,000)         624,000
    (Increase) decrease in prepaid insurance and
    other current assets.....................................................            (166,000)         308,000
    (Increase) decrease in other assets......................................            (483,000)          39,000
    (Increase) in deferred taxes assets......................................            (617,000)               0
    Increase (decrease)in accounts payable and accrued expenses..............             459,000         (404,000)
    Decrease in deferred taxes liabillity....................................                   0           (7,000)
                                                                                      -----------    -------------
Net cash (used in) provided by operating activities..........................            (262,000)         745,000
                                                                                      ------------      ----------

Cash used in investing activities:
Acquisition of equipment-net of disposals....................................            (160,000)         (32,000)
(Increase) decrease in short term investments................................             430,000          (55,000)
                                                                                      -----------     ------------
Net cash provided by (used in) investing activities..........................             270,000         (87,000)
                                                                                      -----------     ------------

Cash flow from financing activities:
Proceeds from bank borrowings................................................             715,000                0
Principal payments on debt...................................................             (66,000)        (369,000)
Principal payments on capital lease obligations..............................            (395,000)       (  40,000)
                                                                                         ---------      ----------
Net cash provided by (used in) financing activities..........................             254,000         (409,000)
                                                                                                                 -

NET INCREASE IN CASH.........................................................             262,000          249,000

CASH - BEGINNING OF PERIOD...................................................              92,000          925,000
                                                                                     ------------      -----------

CASH - END OF PERIOD.........................................................         $   354,000      $ 1,174,000
                                                                                      ===========      ===========


Supplementary disclosure of cash flow information: Cash paid during the period:
  Interest...................................................................         $    39,000      $   159,000
                                                                                      ===========      ===========
  Taxes......................................................................         $         0      $     8,000
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

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

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

Results of Operations

         The Company's total revenue amounted to $4,045,000 for the three months ended March 31, 1999, as compared with $4,872,000 for the three months ended March 31, 1998, a decrease of $827,000 or 17.0%. The decrease is due substantially to the Company declining certain services, previously performed by operations of acquired business, that had become unprofitable as a result of the Company's stricter interpretations of reimbursement regulations and reduction in reimbursement rates. These stricter interpretations caused changes in relationships with certain customers thereby reducing revenues and increasing competition.

         Operating expenses decreased by $566,000 or 16.1% to $2,952,000 for the three months ended March 31, 1999 from $3,518,000 for the three months ended March 31, 1998. As a percentage of sales operating expenses increased less than one percent Gross profit as a percentage of revenues decreased to 27.0% for the three months ended March 31, 1999 from 27.8 % for the three months ended March 31, 1998.

         Selling, general and administrative expenses decreased by $251,000 or 18.1.% to $1,132,000 for the three months ended March 31, 1999, from $1,383,000 for the three months ended March 31, 1998. The decrease was a direct result of reductions primarily in administrative operating costs, marketing salaries and benefits, administrative salaries and benefits, and amortization of intangibles. Such expenses as a percentage of revenues decreased by .4% to 28.0% for the three months ended March 31, 1999, from 28.4% for the three months ended March 31, 1998, primarily as a result of the decreased expenses.

         Interest expense decreased by $54,000 or 30.0% to $126,000 for the three months ended March 31, 1999 compared to $180,000 for the three months ended March 31, 1998. This decrease is primarily due to the reduction in borrowing and the pay down of debt.

         Interest income decreased by $18,000 or 94.7% to $1,000 for the three months ended March 31, 1999 compared to $19,000 for the three months ended March 31, 1998. The reduction in interest income is primarily due to significant expenditures in connection with the reduction of debt.

         The Company's income taxes amounted to a benefit of $609,000 for the three months ended March 31, 1999 compared with no tax benefit being recognized for the three months ended March 31, 1998. The 1999 tax benefit resulted from the recognition of deferred tax assets. The deferred tax assets were recognized for the three months ended March 31, 1999 based on management's belief that there is a strong likelihood that such amounts will be realized based upon their assessment of expected future operations and the resulting taxability.

         The Company's Net Income amounted to $445,000 or $.44 per share for the three months ended March 31, 1999, as compared to a net loss of $190,000 or $.19 per share for the three months ended March 31, 1998. This increase in net income and increase in earnings per share is attributable to the factors described above, primarily the recognition of the deferred tax asset.

Acquisitions

         On March 29, 1999 the Company announced that it has signed a letter of intent with Lifestar Response Corporation ("Lifestar") for a merger of Lifestar and the Company.

Liquidity and Capital Resources

         Cash used in operating activities amounted to $262,000 for the three months ended March 31, 1999 as compared with cash provided by operating activities of $745,000 for the three months ended March 31, 1998. The increase in cash used in operating activities was the result of increases in accounts receivable, prepaid and other assets and the recognition of the deferred tax assets, partially offset by the increases in net income and accounts payable and accrued expenses.

         Cash provided by investing activities amounted to $270,000 for the three months ended March 31, 1999 as compared to cash used in investing activities of $87,000 for the same period in 1998. The increase in cash provided by investing activities was primarily the result of a reduction in short-term investments.

         Cash provided by financing activities amounted to $254,000 for the three months ended March 31, 1999 as compared with cash used in financing activities of $409,000 for the same period in 1998. The increase in cash provided by financing activities was largely the result of additional bank borrowings as a result of the recently completely financing agreement with Finova Capital Corporation.

         In December 1996, the Company entered into a $10,000,000 credit facility. A portion of the $10,000,000 credit facility consisted of a $6,500,000 revolving credit arrangement, which may only be drawn down if the Company has sufficient qualified accounts receivable. The balance of the credit facility was available under term notes. The Company, at times was unable to draw down desired amounts because of slow payment by reimbursement agencies and as a result of delays in collection. In addition, the Company may be required from time to time to repay a portion of this facility under the provisions of the credit agreement. At March 31, 1998, there was $5,663,000 outstanding under this facility consisting of $3,800,000 under the revolving credit arrangement and $1,863,000 under the term notes.

          At December 31, 1997, the Company was not in compliance with several financial covenants of its existing loan agreement. The lenders provided a waiver in connection with amendment to the loan agreement, which was completed on April 14, 1998. As a result of such amendment, the lenders amended certain financial covenants at future measurement dates to accommodate the Company's then current financial status. The lenders also extended the maturity date of the revolving credit arrangements to January 18, 1999 and in conjunction with such revisions, reduced the amount under the revolving credit arrangements from $6,500,000 to $3,500,000.

         In February 1999 the Company entered into a new financing arrangement with Finova Capital Corporation. The Company obtained a term loan of $3,950,000 a revolving credit line of $4,000,000 and availability of $1,000,000 for future equipment acquisitions. Under the Revolver, the Company has approximately a $2.5 million available line of credit, which the Company may use subject to the availability of eligible accounts receivable. The prior loan was satisfied with the proceeds of the Finova Loan.

         At March 31, 1999, the Company had a working capital of $1,845,000 as compared to a working capital deficit of $491,000 at March 31, 1998.

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

 Item 6 - Exhibits and Reports on Form 8-K.

     (a) Exhibits
         Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K - Not Applicable

                                   SIGNATURES
         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May, 1999.



                                        Community Medical Transport, Inc.
                                       ---------------------------------
                                                   (registrant)




                                           /s/ Dean L. Sloane
                                           -------------------------------------
                                           Dean L. Sloane
                                           Chief Executive Officer and President