Form 10-Q
period 1999-06-30
COMMUNITY MEDICAL TRANSPORT INC
filed 1999-08-19
CIK 925602

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
(Mark One)

__X__ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999
                                       -------------

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


          --------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ______X_______  No_______

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes __________  No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,015,124 shares of common
stock as of August 6, 1998                           --------------------------
--------------------------

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

              Consolidated Balance Sheets at June 30, 1999
                (unaudited) and December 31, 1998                            2

              Consolidated Statements of Operations
                 for the Six and Three Months Ended June 30,
                 1999 (unaudited) and 1998 (unaudited)                       3

              Consolidated Statements of Cash Flows for the Six
                 Months Ended June 30, 1999 (unaudited)
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

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS
                                                                           June 30, 1999            December 31, 1998
                                                                           -------------            -----------------
                                                                            (Unaudited)
Current Assets:
  Cash and cash equivalents...................................               $   463,000                $    92,000
  Short-term Investments......................................                    72,000                    824,000
  Accounts receivable, trade, less allowance for
    doubtful accounts.........................................                 4,320,000                  3,587,000
  Prepaid insurance...........................................                   647,000                    513,000
  Prepaid and refundable income taxes.........................                    63,000                    199,000
  Other current assets........................................                   575,000                    418,000
  Deferred tax assets.........................................                   474,000                    474,000
                                                                             -----------                -----------
         Total Current Assets.................................                 6,614,000                  6,107,000

  Property, equipment and leasehold
    improvements - net........................................                 3,165,000                  3,535,000
  Licenses - net..............................................                   663,000                    677,000
  Customer lists - net........................................                 1,167,000                  1,249,000
  Other assets................................................                   720,000                    247,000
  Goodwill - net..............................................                 2,509,000                  2,549,000
  Covenant not to compete, net................................                         0                     33,000
  Deferred tax assets.........................................                   659,000                     42,000
                                                                             -----------                -----------
         Total Assets.........................................               $15,497,000                $14,439,000
                                                                             ===========                ===========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt...........................               $ 5,794,000                $ 1,701,000
  Accounts payable & Accrued expenses.........................                 2,786,000                  2,529,000
                                                                             -----------                -----------
         Total Current Liabilities............................                 8,580,000                  4,230,000

Long-term Debt:
  Long-term debt - net of current portion.....................                 1,015,000                  4,540,000
                                                                             -----------                -----------

         Total Liabilities....................................                 9,595,000                  8,770,000
                                                                             -----------                -----------

Stockholders' Equity:
  Preferred stock, 4% cumulative, $.001 par value, 1,000,000 shares authorized
  Common stock, $.001 par value, 5,000,000 shares authorized, 1,015,124 and
     998,942 shares issued and outstanding at
     June 30, 1999 and December 31, 1998 .....................                     1,000                      1,000
  Capital in excess of par value..............................                14,054,000                 14,054,000
  Accumulated deficit.........................................                (8,153,000)                (8,386,000)
                                                                             -----------                -----------
         Total Stockholders' Equity...........................                 5,902,000                  5,669,000
                                                                             -----------                -----------
         Total Liabilities and Stockholders' Equity...........               $15,497,000                $14,439,000
                                                                             ===========                ===========

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                  - Unaudited -



                                                                     Six Months Ended                    Three Months Ended
                                                                         June 30,                              June 30,
                                                               --------------------------         -----------------------------
                                                                    1999          1998                1999             1998
                                                               ------------- ------------         ------------      -----------
Net revenue...............................................      $8,185,000   $  9,604,000          $4,140,000      $ 4,732,000
                                                                ----------   ------------          ----------      -----------

Operating expenses:
  Salaries and benefits...................................       4,464,000      5,148,000           2,268,000        2,462,000
  Fleet Maintenance.......................................         518,000        601,000             272,000          295,000
  Insurance...............................................         298,000        319,000             147,000          159,000
  Rent....................................................         163,000        228,000              79,000          108,000
  Depreciation and amortization...........................         568,000        538,000             293,000          292,000
                                                                ----------   ------------          ----------      -----------
    Total operating expenses..............................       6,011,000      6,834,000           3,059,000        3,316,000
                                                                ----------   ------------          ----------      -----------

    Gross profit..........................................       2,174,000      2,770,000           1,081,000        1,416,000

Selling, general and administrative.......................      (2,310,000)    (2,682,000)         (1,178,000)      (1,299,000)
                                                                ----------   ------------          ----------      -----------

Income (loss) from operations.............................        (136,000)        88,000             (97,000)         117,000

Interest income...........................................           5,000         33,000               4,000           14,000

Interest expense .........................................        (245,000)      (358,000)           (119,000)        (178,000)
                                                                ----------   ------------          ----------      -----------

Income (loss) before provision for income taxes...........        (376,000)      (237,000)           (212,000)         (47,000)

(Benefit) for income taxes................................        (609,000)             0                   0                0
                                                                ----------   ------------          ----------      -----------

    NET INCOME ...........................................      $  233,000   $   (237,000)         $ (212,000)     $   (47,000)
                                                                ==========   ============          ===========     ===========

Net income (loss) per share - basic and diluted...........      $      .23   $       (.24)         $     (.21)     $      (.05)
                                                                ==========   ============          ==========      ===========

Weighted average number of common shares
  outstanding - basic and diluted.........................       1,015,124      1,000,317           1,015,124        1,002,050
                                                                ==========   ============          ==========      ===========

               COMMUNITY MEDICAL TRANSPORT, INC, AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                          ----------------------
                                                                                          1999              1998
                                                                                          ----              ----
                                                                                                (Unaudited)
Cash flow from operating activities:
Net income (loss)............................................................         $   233,000   $    (237,000)
Adjustments to reconcile net income (loss) to cash (used in)
 provided by operating activities:
  Depreciation and amortization expense......................................             815,000         798,000
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable-trade net.....................            (733,000)        876,000
    (Increase) decrease in prepaid expenses and other current assets.........                   0         579,000
    (Increase) decrease in other assets......................................            (628,000)         78,000
     Increase (decrease) in accounts payable and accrued expenses............             257,000      (1,042,000)
    (Increase) decrease in deferred tax assets ..............................            (617,000)              0
                                                                                         --------    ------------
Net cash (used in) provided by operating activities..........................            (673,000)      1,052,000
                                                                                     ------------    ------------

Cash used in investing activities:
Acquisition of equipment-net of disposals....................................            (276,000)       (178,000)
Decrease in short term investments...........................................             752,000           28,000
                                                                                     ------------   --------------
Net cash provided by (used in) investing activities..........................             476,000        (150,000)
                                                                                     ------------   --------------

Cash flow from financing activities:
Proceeds from bank borrowings................................................           1,241,000          55,000
Principal payments on debt...................................................            (263,000)     (1,011,000)
Principal payments on capital lease obligations..............................            (410,000)       (115,000)
                                                                                    -------------     -----------
Net cash provided by (used in) financing activities..........................             568,000      (1,071,000)
                                                                                    -------------   -------------

NET INCREASE (DECREASE) IN CASH..............................................             371,000        (169,000)

CASH - BEGINNING OF PERIOD...................................................              92,000         925,000
                                                                                   --------------    ------------

CASH - END OF PERIOD.........................................................        $    463,000     $   756,000
                                                                                     ============     ===========


Supplementary disclosure of cash flow information: Cash paid during the period:
  Interest...................................................................        $    202,000     $    289,000
                                                                                     ============     ============
  Taxes......................................................................        $      1,000     $      8,000
                                                                                     ============     ============

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The information contained in the interim financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

(Note B) - Reclassification:
----------------------------

         Certain items in the prior period have been reclassified to conform to the current period's presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998 Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Overview
         For all periods presented, the following financial information includes the accounts of all operating subsidiaries of the Company.

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

Results of Operations
         The Company's total revenue amounted to $8,185,000 for the six months ended June 30, 1999, as compared with $9,604,000 for the six months ended June 30, 1998, a decrease of $1,419,000 or 14.8%. The Company's total revenue amounted to $4,140,000 for the three months ended June 30, 1999, as compared with $4,732,000 for the three months ended June 30, 1998, a decrease of $592,000 or 12.5%. The decrease is due to the Company declining certain trips due to the Company's stricter interpretations of the reimbursement regulations, and reductions in the reimbursement rates.

         Operating expenses decreased by $823,000 or 12.0% to $6,011,000 for the six months ended June 30, 1999 from $6,834,000 for the six months ended June 30, 1998. Operating expenses decreased by $257,000 or 7.8% to $3,059,000 for the three months ended June 30, 1999 from $3,316,000 for the three months ended June 30, 1998. The Company has made significant cost reductions in connection the foregoing reduction in revenues, in particular to salaries and benefits and fleet maintenance. However these reductions were outweighed by the reductions in revenues, and as a result, the percentage decreases in operating expenses were lower than the percentage decreases in revenues. As a result of the foregoing, gross profit as a percentage of revenues decreased to (i) 26.6% for the six months ended June 30, 1999 from 28.8 % for the six months ended June 30, 1998, and (ii) 26.1% for the three months ended June 30, 1999 from 29.9% for the three months ended June 30, 1998.

         Selling, general and administrative expenses decreased by $372,000 or 13.9% to $2,310,000 for the six months ended June 30, 1999, from $2,682,000 for the six months ended June 30, 1998. Selling, general and administrative expenses decreased by $121,000 or 9.3% to $1,178,000 for the three months ended June 30, 1999, from $1,299,000 for the three months ended June 30, 1998. The decrease in costs was a direct result of reductions primarily in administrative operating costs, marketing salaries and benefits, and administrative salaries and benefits. . Such expenses as a percentage of revenues increased by 0.3% and 1.0% to 28.2% and 28.5% for the six and three months ended June 30, 1999, respectively, from 27.9% and 27.5% for the corresponding periods in 1998.

         Interest expense decreased by $113,000 or 31.6% to $245,000 for the six months ended June 30, 1999, compared to $358,000 for the six months ended June 30, 1998. Interest expense decreased by $59,000 or 33.1% to $119,000 for the three months ended June 30, 1999, compared to $178,000 for the three months ended June 30, 1998. This decrease is primarily due to the reduction in borrowings and the pay down of debt.

         Interest income decreased by $28,000 and $10,000 or 84.8% and 71.4% to $5,000 and $4,000 for the six and three months ended June 30, 1999 respectively, compared to $33,000 and $14,000 for the six and three months ended June 30, 1998 respectively. The reduction in interest income is primarily due to significant expenditures in connection with the reduction of debt, capital expenditures and cash used in operation.

         The Company's income taxes amounted to a benefit of $609,000 for the six and three months ended June 30, 1999 compared with no tax benefit being recognized for the six and three months ended June 30, 1998, respectively. The 1999 tax benefit resulted from the recognition of deferred tax assets. The deferred tax assets were recognized for the six and three months ended June 30, 1999, based on management's belief that there is a strong likelihood that such amounts will be realized based upon their assessment of expected future operations and the resulting taxability.

         The Company's net income (loss) amounted to $233,000 and $(212,000) or $.23 and $(.21) per share (basic and diluted) for the six and three months ended June 30, 1999, respectively, as compared to a net loss of $237,000 and $47,000 or $.24 and $.05 per share (basic and diluted) for the six and three months ended June 30, 1998, respectively. This increase in net income and earnings per share is attributable to the factors described above, primarily the recognition of the deferred tax asset.

Acquisition

         On March 29, 1999 the Company announced that it has signed a letter of intent with Lifestar Response Corporation ("Lifestar") for a merger of Lifestar and the Company. The letter of intent has expired at this time.

Liquidity and Capital Resources

         Cash used in operating activities amounted to $673,000 for the six months ended June 30, 1999 as compared with cash provided by operating activities of $1,052,000 for the six months ended June 30, 1998. The increase in cash used in operating activities was largely the result of an increase in accounts receivable due mainly to a reduction in collections in the current period

         Cash provided by investing activities amounted to $476,000 for the six months ended June 30, 1999 as compared to cash used in investing activities of $150,000 for the same period in 1998. The increase in cash provided by investing activities was primarily the result of a reduction in short-term investments.

         Cash provided by financing activities amounted to $568,000 for the six months ended June 30, 1999 as compared with cash used in financing activities of $1,071,000 for the same period in 1998. The decrease in cash used in by financing activities was largely the result of additional bank borrowings as a result of the recently completed financial agreement with Finova Capital Corporation and decreased principle payments in 1999 as compared to 1998 for the same period.

         In December 1996, the Company entered into a $10,000,000 credit facility to replace its previously existing $3,200,000 credit facility for working capital and capital expenditures. A portion of the $10,000,000 credit facility consists of a $6,500,000 revolving credit arrangement, which may only be drawn down if the Company has sufficient qualified accounts receivable. The balance of the credit facility was to be available under term notes. The Company at times was unable to drawn down desired amounts because of slow payment by reimbursements agencies and as a result of delays in collection. In addition, the Company may be required from time to time to repay a portion of this facility under the provision of the credit agreement. At March 31, 1998, there was $5,663,000 outstanding under this facility consisting of $3,000,000 under the revolving credit agreement and $1,863,000 under the term notes. At December 31, 1997, the Company was not in compliance with several financial covenants of its credit facility. The credit facility was amended on April 14, 1998 pursuant to which the lenders waived past non-compliance and amended certain financial covenants at future measurement dates to accommodate the Company's then current financial status. Further, the lenders have extended the maturity date of the revolving credit arrangement to January 18, 1999 and in conjunction with such revisions, reduced the amount under the revolving credit arrangement from $6,500,000 to $3,500,000. In February 1999 the Company entered into a new financing agreement with Finova Capital Corporation. The Company obtained a term loan of $3,950,000, a revolving a credit line of $4,000,000 and availability of $1,000,000 for future equipment acquisitions. Under the Revolver, the Company has approximately a $2.5 million available line of credit, which the Company may use subject to the availability of eligible accounts receivable. The prior loan was satisfied with the proceeds of the Finova Loan.

         At June 30, 1999, the Company had a working capital deficit of $1,966,000 as compared to a working capital deficit of $1,619,000 at June 30, 1998.

         The Company expects that the combination of existing cash balances and cash generated from operations based on present projections, will provide sufficient liquidity and enable it to meet its currently foreseeable working capital requirements for existing operations for the balance of the year. The Company expects to reduce the net cash used in operating activities by intensifying its billing and collection efforts in the second part of the year.

         The Company is not in compliance with certain financial covenants pertaining to the Finova Capital Corporations loan Agreement. Waivers from the lender of the foregoing covenants are forthcoming.


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

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of August, 1999.



                                           Community Medical Transport, Inc.
                                           ---------------------------------
                                                     (registrant)




                                            /s/ Dean L. Sloane
                                           -------------------------------------
                                           Dean L. Sloane
                                           President and Chief Executive Officer




                                            /s/ Nicholas M. Puglisi
                                           -------------------------------------
                                           Nicholas M. Puglisi
                                           Chief Financial Officer