Form 10QSB
period 1999-09-30
COMMUNITY MEDICAL TRANSPORT INC
filed 1999-11-19
CIK 925602

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
(Mark One)

   X Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 1999

         Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________

Commission file number     0-24640

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

                         (914) 697-9233________________
                           (Issuer's Telephone Number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,015,947 shares of common stock as of September 30, 1999

     Transitional Small Business Disclosure Format (check one):
        Yes __________No ____X______

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                                      INDEX





                                                                     Page
Part I.   Financial Information


Item 1.   Financial Statements

          Consolidated Balance Sheets at September 30, 1999
            (unaudited) and December 31, 1998                          2

          Consolidated Statements of Operations
             for the Nine and Three Months Ended September 30,
             1999 (unaudited) and 1998 (unaudited)                     3

          Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 1999 (unaudited)
             and 1998 (unaudited)                                      4

          Notes to Consolidated Financial Statements                   5


Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     6-8

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                ASSETS

                                                                       September 30, 1999   December 31, 1998
                                                                       ------------------   -----------------
                                                                           (Unaudited)
Current Assets:
  Cash and cash equivalents...................................          $    269,000           $     92,000
  Short-term Investments......................................                     0                824,000
  Accounts receivable, trade, less allowance for
    doubtful accounts.........................................             4,260,000              3,587,000
  Prepaid insurance...........................................               513,000                513,000
  Prepaid and refundable income taxes.........................               130,000                199,000
  Other current assets........................................               427,000                418,000
  Deferred tax assets.........................................               497,000                474,000
                                                                        ------------           ------------
         Total Current Assets.................................             6,096,000              6,107,000

  Property, equipment and leasehold
    improvements - net........................................             2,918,000              3,535,000
  Licenses - net..............................................               657,000                677,000
  Customer lists - net........................................             1,095,000              1,249,000
  Other assets................................................               732,000                247,000
  Goodwill - net..............................................             2,464,000              2,549,000
  Covenant not to compete, net................................                     0                 33,000
  Deferred tax assets.........................................               659,000                 42,000
                                                                        ------------           ------------
         Total Assets.........................................          $ 14,621,000           $ 14,439,000
                                                                        ============           ============


                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt...........................          $  1,500,000           $  1,701,000
  Accounts payable & Accrued expenses.........................             2,699,000              2,529,000
                                                                        ------------           ------------
         Total Current Liabilities............................             4,199,000              4,230,000

Long-term Debt:
  Long-term debt - net of current portion.....................             4,821,000              4,540,000
                                                                        ------------           ------------

         Total Liabilities....................................             9,020,000              8,770,000
                                                                        ------------           ------------

Stockholders' Equity:
  Preferred stock, 4% cumulative, $.001 par value, 1,000,000 shares authorized
  Common stock, $.001 par value, 5,000,000 shares authorized, 1,015,124 and 998,942 shares issued and outstanding at
     September 30, 1999 and December 31, 1998 ................                 1,000                  1,000
  Capital in excess of par value..............................            14,084,000             14,054,000
  Accumulated deficit.........................................            (8,484,000)            (8,386,000)
                                                                        ------------           ------------
         Total Stockholders' Equity...........................             5,601,000              5,669,000
                                                                        ------------           ------------
         Total Liabilities and Stockholders' Equity...........          $ 14,621,000           $ 14,439,000
                                                                        ============           ============

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                  - Unaudited -

                                                                    Nine Months Ended              Three Months Ended
                                                                      September  30,                   September 30,
                                                           ---------------------------        -----------------------------
                                                               1999            1998                1999              1998
                                                           -------------   -----------        ------------      -----------
Net revenue............................................... $12,243,000     $14,128,000         $ 4,058,000       $4,524,000
                                                           -----------     -----------         -----------       ----------
Operating expenses:
  Salaries and benefits...................................   6,711,000       7,664,000           2,247,000        2,516,000
  Fleet Maintenance.......................................     828,000         924,000             310,000          323,000
  Insurance...............................................     442,000         479,000             144,000          159,000
  Rent....................................................     242,000         316,000              79,000           88,000
  Depreciation and amortization...........................     854,000         815,000             286,000          277,000
                                                           -----------     -----------         -----------       ----------
    Total operating expenses..............................   9,077,000      10,198,000           3,066,000        3,363,000
                                                           -----------     -----------         -----------       ----------

    Gross profit..........................................   3,166,000       3,930,000             992,000        1,161,000

Selling, general and administrative.......................   3,445,000       3,771,000           1,135,000        1,090,000
                                                           -----------     -----------         -----------       ----------

(Loss) income from operations ............................    (279,000)        159,000            (143,000)          71,000

Interest Income...........................................      (5,000)        (44,000)                  0          (11,000)

Interest expense..........................................     433,000         511,000             188,000          153,000
                                                           -----------     -----------         -----------       ----------

(Loss) before provision for income taxes..................    (707,000)       (308,000)           (331,000)         (71,000)

(Benefit) for income taxes................................    (609,000)              0                   0                0
                                                           -----------     -----------         -----------       ----------

    NET (LOSS) ........................................... $   (98,000)    $  (308,000)        $  (331,000)      $  (71,000)
                                                           ===========     ===========         ===========       ==========
Net (loss) available to common
   shareholders - basic...................................     (98,000)       (308,000)           (331,000)         (71,000)

Net (loss) available to common shareholders
   including assumed conversion - diluted.................     (98,000)       (308,000)           (331,000)         (71,000)
                                                           ===========     ===========         ===========       ==========

Net income (loss) per share - basic and diluted........... $      (.10)    $      (.31)         $     (.33)      $     (.07)
                                                           ===========     ===========         ===========       ==========
Weighted average number of common shares
  outstanding - basic and diluted.........................   1,015,947         997,950           1,015,947          998,950
                                                           ===========     ===========         -----------       ----------
Effect of potential common shares related to
   stock options and assumed preferred stock
   conversion.............................................           0          2,900                   0            3,100
                                                           -----------     ----------         -----------       ----------
Weighted average number of common shares
   Outstanding - diluted                                     1,015,947      1,000,850           1,015,947        1,002,050
                                                           ===========     ==========         ===========       ==========

                                                                          Page 3

               COMMUNITY MEDICAL TRANSPORT, INC, AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                         ----------------------
                                                                                          1999           1998
                                                                                         ------         -------
                                                                                              (Unaudited)
Cash flow from operating activities:
Net (loss)...................................................................          $  (98,000)   $  (308,000)
Adjustments to reconcile net income (loss) to cash (used in)
 provided by operating activities:
  Depreciation and amortization expense......................................           1,204,000      1,211,000
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable-trade net....................            (673,000)       375,000
    (Increase) decrease in prepaid expenses and other current assets.........              60,000        807,000
    (Increase) decrease in other assets......................................            (485,000)        91,000
     Increase (decrease) in accounts payable and accrued expenses............             170,000     (1,215,000)
    (Increase) decrease in deferred tax assets ..............................            (640,000)             0
                                                                                       ----------    -----------
Net cash (used in) provided by operating activities..........................            (462,000)       961,000
                                                                                       ----------    -----------

Cash used in investing activities:
Acquisition of equipment-net of disposals....................................            (295,000)      (296,000)
Decrease in short term investments...........................................             824,000        346,000
                                                                                       ----------    -----------
Net cash provided by investing activities....................................             529,000         50,000
                                                                                       ----------    -----------

Cash flow from financing activities:
Proceeds from bank borrowings................................................             995,000         55,000
Net proceeds from exercise of stock warrants.................................              30,000              0
Principal payments on debt...................................................            (460,000)    (1,256,000)
Principal payment on capital lease obligations...............................            (455,000)      (183,000)
                                                                                       ----------    -----------
Net cash provided by (used in) financing activities..........................             110,000     (1,384,000)
                                                                                       ----------    -----------

NET INCREASE (DECREASE) IN CASH..............................................             177,000       (373,000)

CASH - BEGINNING OF PERIOD...................................................              92,000        925,000
                                                                                       ----------    -----------

CASH - END OF PERIOD.........................................................          $  269,000    $   552,000
                                                                                       ==========    ===========

Supplementary disclosure of cash flow information: Cash paid during the period:
  Interest...................................................................          $  387,000    $   433,000
                                                                                       ==========    ===========
  Taxes......................................................................          $    1.000    $    10,000
                                                                                       ==========    ===========

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The information contained in the interim financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

(Note B) - Reclassification:

         Certain items in the prior period have been reclassified to conform to the current period's presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998 Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Overview
         For all periods presented, the following financial information includes the accounts of all operating subsidiaries of the Company.

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

Results of Operations
         The Company's total revenue amounted to $12,243,000 for the nine months ended September 30, 1999, as compared with $14,128,000 for the nine months ended September 30, 1998, a decrease of $1,885,000 or 13.3%. The Company's total revenue amounted to $4,058,000 for the three months ended September 30, 1999, as compared with $4,524,000 for the three months ended September 30, 1998, a decrease of $466,000 or 10.3%. The decrease is due to increase competition in the area causing a reduction in revenue.

         Operating expenses decreased by $1,121,000 or 11.0% to $9,077,000 for the nine months ended September 30, 1999 from $10,198,000 for the nine months ended September 30, 1998. Operating expenses decreased by $297,000 or 8.8% to $3,066,000 for the three months ended September 30, 1999 from $3,363,000 for the three months ended September 30, 1998. The Company has made significant cost reductions in connection the foregoing reduction in revenues, in particular to salaries and benefits and fleet maintenance. However these reductions were outweighed by the reductions in revenues due to increase competition and as a result, the percentage decreases in operating expenses were lower than the percentage decreases in revenues. As a result of the foregoing, gross profit as a percentage of revenues decreased to (i) 25.9% for the nine months ended September 30, 1999 from 27.8 % for the nine months ended September 30, 1998, and
(ii) 24.4% for the three months ended September 30, 1999 from 25.7% for the three months ended September 30, 1998.

         Selling, general and administrative expenses decreased by $326,000 or 8.6% to $3,445,000 for the nine months ended September 30, 1999, from $3,771,000 for the nine months ended September 30, 1998. Selling, general and administrative expenses increased by $45,000 or 4.1% to $1,135,000 for the three months ended September 30, 1999, from $1,090,000 for the three months ended September 30, 1998. The decrease in costs was a direct result of reductions primarily in administrative operating costs, marketing salaries and benefits, and administrative salaries and benefits.
                                                                          Page 6

The increase in costs for the three month period was a direct result of reductions referred to above, but with revenues decreasing and expenses not decreasing enough on a proportion basis. Such expenses as a percentage of revenues increased by 1.4% and 3.9% to 28.1% and 28.0% for the nine and three months ended September 30, 1999 respectively, from 26.7% and 24.1% for the corresponding periods in 1998.

         Interest expense decreased by $78,000 or 15.3% to $433,000 for the nine months ended September 30, 1999, compared to $511,000 for the nine months ended September 30, 1998. Interest expense increased by $35,000 or 22.9% to $188,000 for the three months ended September 30, 1999, compared to $153,000 for the three months ended September 30, 1998. The decrease and increase in interest expense for the nine and three months period are a direct result of the new loan package from Finova Capital Corporation.

         Interest income decreased by $39,000 and $11,000 or 88.6% and 100.0% to $5,000 and $0 for the nine and three months ended September 30, 1999 respectively, compared to $44,000 and $11,000 for the nine and three months ended September 30, 1998 respectively. The reduction in interest income is primarily due to significant expenditures in connection with the reduction of debt, and cash used in operation.

         The Company's income taxes consisted of a benefit of $609,000 for the nine and three months ended September 30, 1999 compared with no tax benefit being recognized for the nine and three months ended September 30, 1998, respectively. The 1999 tax benefit resulted from the recognition of deferred tax assets. The deferred tax assets were recognized for the nine and three months ended September 30, 1999, based on management's belief that there is a strong likelihood that such amounts will be realized based upon their assessment of expected future operations and the resulting taxability.

         The Company's net (loss) amounted to $98,000 and $331,000 or $.09 and $.33 per share (basic and diluted) for the nine and three months ended September 30, 1999, respectively, as compared to a net loss of $308,000 and $71,000 or $.31 and $.07 per share (basic and diluted) for the nine and three months ended September 30, 1998, respectively. This increase and decrease in net income and earnings per share is attributable to the factors described above.

Liquidity and Capital Resources

         Cash used in operating activities amounted to $462,000 for the nine months ended September 30, 1999 as compared with cash provided by operating activities of $961,000 for the nine months ended September 30, 1998. The increase in cash used in operating activities was largely the result of an increase in accounts receivable due mainly to a reduction in collections in the current period, because of slow payments from governmental authorities.

         Cash provided by investing activities amounted to $529,000 for the nine months ended September 30, 1999 as compared to cash provided by investing activities of $50,000 for the same period in 1998. The increase in cash provided by investing activities was primarily the result of a reduction in short-term investments.

         Cash provided by financing activities amounted to $110,000 for the nine months ended September 30, 1999 as compared with cash used in financing activities of $1,384,000 for the same period in 1998. The decrease in cash used in by financing activities was largely the result of additional bank borrowings as a result of the recently completed financial agreement with Finova Capital Corporation and decreased principle payments in 1999 as compared to 1998 for the same period.

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

         At September 30, 1999, the Company had working capital of $1,897,000 as compared to a working capital deficit of $1,454,000 at September 30, 1998.

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

                                   Signatures

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of November 1999.



                                             Community Medical Transport, Inc.
                                            ----------------------------------
                                                       (registrant)




                                                    /s/ Dean L. Sloane
                                            ----------------------------------
                                                      Dean L. Sloane
                                           President and Chief Executive Officer




                                                  /s/ Nicholas M. Puglisi
                                            ----------------------------------
                                                    Nicholas M. Puglisi
                                                  Chief Financial Officer