Form 10QSB/A
period 1999-09-30
COMMUNITY MEDICAL TRANSPORT INC
filed 1999-11-22
CIK 925602

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-QSB/A
(Mark One)

  X   Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act
----- of 1934 For the quarterly period ended SEPTEMBER 30, 1999
                                             ------------------

      Transition report under Section 13 or 15 (d) of the Securities Exchange
----- Act of 1934 For the transition period from            to
                                                ------------   ----------------
Commission file number    0-24640
                          -------

                        COMMUNITY MEDICAL TRANSPORT, INC.
       ------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

              Delaware                              13-3507464
   ------------------------------              -------------------
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

         ---------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No
   ------------  --------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes            No
   ------------  --------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,015,947 shares of common stock as of September 30, 1999

         Transitional Small Business Disclosure Format (check one):

Yes            No      X
   ------------  --------------

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                                      INDEX





                                                                         Page
Part I.       Financial Information                                      ----


Item 1.       Financial Statements

              Consolidated Balance Sheets at September 30, 1999
                (unaudited) and December 31, 1998                           2

              Consolidated Statements of Operations
                 for the Nine and Three Months Ended September 30,
                 1999 (unaudited) and 1998 (unaudited)                      3

              Consolidated Statements of Cash Flows for the Nine
                 Months Ended September 30, 1999 (unaudited)
                 and 1998 (unaudited)                                       4

              Notes to Consolidated Financial Statements                    5


Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      6-8

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS

                                                                          September 30, 1999         December 31, 1998
                                                                          ------------------         -----------------
                                                                             (Unaudited)
Current Assets:
  Cash and cash equivalents...................................              $    269,000               $     92,000
  Short-term Investments......................................                         0                    824,000
  Accounts receivable, trade, less allowance for
    doubtful accounts.........................................                 4,260,000                  3,587,000
  Prepaid insurance...........................................                   513,000                    513,000
  Prepaid and refundable income taxes.........................                   130,000                    199,000
  Other current assets........................................                   427,000                    418,000
  Deferred tax assets.........................................                   497,000                    474,000
                                                                            ------------               ------------
         Total Current Assets.................................                 6,096,000                  6,107,000

  Property, equipment and leasehold
    improvements - net........................................                 2,918,000                  3,535,000
  Licenses - net..............................................                   657,000                    677,000
  Customer lists - net........................................                 1,095,000                  1,249,000
  Other assets................................................                   732,000                    247,000
  Goodwill - net..............................................                 2,464,000                  2,549,000
  Covenant not to compete, net................................                         0                     33,000
  Deferred tax assets.........................................                   659,000                     42,000
                                                                            ------------               ------------
         Total Assets.........................................              $ 14,621,000               $ 14,439,000
                                                                            ============               ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Current portion of long-term debt...........................              $  6,025,000               $  1,701,000
  Accounts payable & Accrued expenses.........................                 2,699,000                  2,529,000
                                                                            ------------               ------------
         Total Current Liabilities............................                 8,724,000                  4,230,000

Long-term Debt:
  Long-term debt - net of current portion.....................                   296,000                  4,540,000
                                                                            ------------               ------------


         Total Liabilities....................................                 9,020,000                  8,770,000
                                                                            ------------               ------------

Stockholders' Equity:
  Preferred stock, 4% cumulative, $.001 par value,
     1,000,000 shares authorized
  Common stock, $.001 par value, 5,000,000 shares authorized,
     1,015,124 and 998,942 shares issued and outstanding at
     September 30, 1999 and December 31, 1998 ................                     1,000                      1,000
  Capital in excess of par value..............................                14,084,000                 14,054,000
  Accumulated deficit.........................................                (8,484,000)                (8,386,000)
                                                                            ------------               ------------
         Total Stockholders' Equity...........................                 5,601,000                  5,669,000
                                                                            ------------               ------------
         Total Liabilities and Stockholders' Equity...........              $ 14,621,000               $ 14,439,000
                                                                            ============               ============

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                  - Unaudited -

                                                                  Nine Months Ended                Three Months Ended
                                                                    September  30,                    September 30,
                                                          ---------------------------         ---------------------------
                                                              1999            1998               1999             1998
                                                          -----------     -----------         ----------       ----------
Net revenue..........................................     $12,243,000     $14,128,000         $4,058,000       $4,524,000
                                                          -----------     -----------         ----------       ----------

Operating expenses:
  Salaries and benefits..............................       6,711,000       7,664,000          2,247,000        2,516,000
  Fleet Maintenance..................................         828,000         924,000            310,000          323,000
  Insurance..........................................         442,000         479,000            144,000          159,000
  Rent...............................................         242,000         316,000             79,000           88,000
  Depreciation and amortization......................         854,000         815,000            286,000          277,000
                                                          -----------     -----------         ----------       ----------
    Total operating expenses.........................       9,077,000      10,198,000          3,066,000        3,363,000
                                                          -----------     -----------         ----------       ----------

    Gross profit.....................................       3,166,000       3,930,000            992,000        1,161,000

Selling, general and administrative..................       3,445,000       3,771,000          1,135,000        1,090,000
                                                          -----------     -----------         ----------       ----------

(Loss) income from operations .......................        (279,000)        159,000           (143,000)          71,000

Interest Income......................................          (5,000)        (44,000)                 0          (11,000)

Interest expense.....................................         433,000         511,000            188,000          153,000
                                                          -----------     -----------         ----------       ----------

(Loss) before provision for income taxes.............        (707,000)       (308,000)          (331,000)        (71,000)

(Benefit) for income taxes...........................        (609,000)              0                  0                0
                                                          -----------     -----------         ----------       ----------

    NET (LOSS) ......................................     $   (98,000)    $  (308,000)        $ (331,000)      $  (71,000)
                                                          ===========     ===========         ==========       ==========

Net (loss) available to common
   shareholders - basic..............................         (98,000)       (308,000)          (331,000)         (71,000)

Net (loss) available to common shareholders
   including assumed conversion - diluted............         (98,000)       (308,000)          (331,000)         (71,000)
                                                          ===========     ===========         ==========       ==========

Net income (loss) per share - basic and diluted......     $      (.10)    $      (.31)        $     (.33)      $     (.07)
                                                          ===========     ===========         ==========       ==========

Weighted average number of common shares
  outstanding - basic and diluted....................       1,015,947         997,950          1,015,947          998,950
                                                          ===========     ===========         ==========       ==========

Effect of potential common shares related to
   stock options and assumed preferred stock
   conversion........................................               0           2,900                  0            3,100
                                                          -----------     -----------         ----------       ----------

Weighted average number of common shares
   Outstanding - diluted ............................       1,015,947       1,000,850          1,015,947        1,002,050
                                                          ===========     ===========         ==========       ==========

               COMMUNITY MEDICAL TRANSPORT, INC, AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                            -----------------
                                                                                         1999              1998
                                                                                        ------            ------
                                                                                               (Unaudited)
Cash flow from operating activities:
Net (loss)...................................................................          $  (98,000)    $   (308,000)
Adjustments to reconcile net income (loss) to cash (used in)
 provided by operating activities:
  Depreciation and amortization expense......................................           1,204,000        1,211,000
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable-trade net.....................            (673,000)         375,000
    (Increase) decrease in prepaid expenses and other current assets.........              60,000          807,000
    (Increase) decrease in other assets......................................            (485,000)          91,000
    Increase (decrease) in accounts payable and accrued expenses.............             170,000       (1,215,000)
    (Increase) decrease in deferred tax assets ..............................            (640,000)               0
                                                                                       ----------      -----------
Net cash (used in) provided by operating activities..........................            (462,000)         961,000
                                                                                       ----------      -----------

Cash used in investing activities:
Acquisition of equipment-net of disposals....................................            (295,000)        (296,000)
Decrease in short term investments...........................................             824,000          346,000
                                                                                       ----------      -----------
Net cash provided by investing activities....................................             529,000           50,000
                                                                                       ----------      -----------

Cash flow from financing activities:
Proceeds from bank borrowings................................................             995,000           55,000
Net proceeds from exercise of stock warrants.................................              30,000                0
Principal payments on debt...................................................            (460,000)      (1,256,000)
Principal payment on capital lease obligations...............................            (455,000)        (183,000)
                                                                                       ----------      -----------
Net cash provided by (used in) financing activities..........................             110,000       (1,384,000)
                                                                                       ----------      -----------

NET INCREASE (DECREASE) IN CASH..............................................             177,000         (373,000)

CASH - BEGINNING OF PERIOD...................................................              92,000          925,000
                                                                                       ----------      -----------

CASH - END OF PERIOD.........................................................          $  269,000      $   552,000
                                                                                       ==========      ===========


Supplementary disclosure of cash flow information: Cash paid during the period:
  Interest...................................................................          $  387,000      $   433,000
                                                                                       ==========      ===========
  Taxes......................................................................          $    1.000      $    10,000
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


         At September 30, 1999, the Company had a working capital deficit of $2,628,000 as compared to a working capital deficit of $1,454,000 at September 30, 1998.

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


         The Company is not in compliance with certain financial covenants pertaining to the Finova Capital Corporation Loan Agreement. Waivers from the lender of the foregoing covenants are forthcoming. The Company is in the process of restructuring the loan agreement with the lender.

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



                                        Community Medical Transport, Inc.
                                        ---------------------------------
                                                  (registrant)




                                         /s/ Dean L. Sloane
                                         --------------------------------
                                         Dean L. Sloane
                                         President and Chief Executive Officer




                                         /s/ Nicholas M. Puglisi
                                         --------------------------------
                                         Nicholas M. Puglisi
                                         Chief Financial Officer