Form 10KSB
period 1999-12-31
COMMUNITY MEDICAL TRANSPORT INC
filed 2000-04-14
CIK 925602

================================================================================

                       U.S. SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10-KSB

(Mark One)
[X]           ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934
              For the fiscal year ended December 31,1999

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No._____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the year ended December 31, 1999 are $[ ]

         The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the issuer is $[ ] (as of March 30, 2000).

         The number of shares outstanding of the issuer's common stock is [ ] (as of March 30, 2000).


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

         During the 1990's as overall demand for ambulance and ambulette services is increasing, contracting parties and regulatory authorities are imposing more stringent requirements in terms of quality of care and cost of service. Ambulance and ambulette service providers are facing increasing demand to deploy vehicles and provide more highly trained personnel cost effectively and otherwise operate more cost-efficiently. These requirements and their associated costs produces consolidation opportunities. The Company formed to participate in the consolidation process but recent losses in part resulting from new regulatory and reimbursement policies, and other adverse trends forced the Company to abandon its efforts to make acquisitions.

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

         The Company has been notified that its contract with Union County has not been renewed. The Company has been notified that its low bid on the renewal of the contract has been challenged by the Bronx County. The Company is currently subject to a legal proceeding involving the bid.

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

Marketing and Sales

         The general managers of each of the Company's sites are responsible for each site's marketing efforts. The Company's marketing department was removed as part of the Company's cost-cutting efforts.

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

Principal Customers

         During 1998 the majority of the Company's services are provided pursuant to written agreements. Most of these agreements are for a one year renewable term and designate the Company as a preferred provider. The Company provides ambulette services to a significant customer, Beth Abraham Hospital (and affiliates) located in Bronx County, New York, pursuant to written contracts since 1988. Under these contracts, the Company provides ambulette services on an exclusive basis for the hospital's comprehensive care management center, an innovative alternative to nursing home care for many people who are elderly and have physical disabilities. These agreements, as amended, will expire on December 31, 1999. During the years ended December 31, 1997 and 1998, the Company derived approximately 9% and 12%, respectively, of its revenues from services provided on behalf of Beth Abraham Hospital and its affiliates including amounts reimbursed by third parties. Dean Sloane, President of the Company, serves as honorary director of Beth Abraham Hospital, without compensation.

         The Company provided para-transit transportation services to the County of Union, New Jersey pursuant to written contracts, which have been extended through December 31, 1999. During the years ended December 31, 1998 and 1999, the Company derived approximately 9% and 11.4%, respectively, of its revenues from services provided to the County of Union, New Jersey. The Company's revenues from this source increased for the fiscal year ending 1998 since the Company provided additional services to the County of Union, New Jersey. The Company no longer derives revenues from the County of Union because of the circumstances described in Ambulette Services.

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

         Equipment As of December 31, 1999, the Company's fleet included 110 ambulettes and 39 ambulances. Except for 31 leased vehicles, the Company owns all of its vehicles.

Employees

         As of December 31, 1999, the Company had a total of 383 employees of which approximately 297 were full-time and 86 were part-time employees. Of these, 383 employees were involved in medical transport services and [54] management, administrative and clerical personnel. Prior to the acquisition of A-1 Ambulance Service, Inc. ("A-1"), the Company was not a party to any collective bargaining agreements. The drivers, EMTs and paramedics of A-1 were subject to a collective bargaining agreement until 1997 when they voted to decertify the union. During 1997, ambulance drivers located in Yonkers, New York and ambulette drivers located in Yonkers, New York and Union, New Jersey voted to be unionized. As of December 31, 1999, the Company had negotiated and signed agreements with the unions for the ambulette drivers located in Yonkers, New York and Union, New Jersey and was in the final phase of negotiating a formal agreement with the union for the ambulance drivers located in Yonkers, New York. The Company considers its relations with employees to be good.

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

         The Company leases a 3,500 square foot facility in located in Kingston, New York which acts as physical plant and is partially the site for a hospital

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

         In an action entitled Medical Transportation Corp. v. Community Medical Transport, Inc., and Community Ambulette Service, Inc., Medical Transportation Corp. ("Med-Trans") alleges that during the 12 month period commencing December 1, 1996 and ending November 30, 1997, the Company willfully, voluntarily and deliberately terminated relationships with numerous customers and unilaterally ceased to provide services to said customers. Med-Trans is the holder of promissory note from the Company, the principal of which is subject to adjustment based on total annual revenues from an ambulette business acquired from Med-Trans. Med-Trans is seeking a payment in the amount of $228,000. The Company filed an answer to the complaint, together with affirmative defenses, stating, among other things, that at no time did the Company voluntarily decide not to service a customer. This action is in the pre-trial stage.

         An action entitled Kenneth P. Silverman, Esq., Trustee of the Estate of BR Ambulance Service, Inc. d/b/a American Ambulance and Oxygen Service, Inc. v. Community Medical Transport, Inc., et al., was filed in the Bankruptcy Court for the Eastern District of New York. By complaint dated February 12, 1998, the Chapter 7 Trustee of BR Ambulance Service, Inc. ("BR") has sued the Company alleging that the Company was the recipient of fraudulent conveyances from BR arising out of an asset purchase agreement between the Company and BR, dated March 12, 1995, wherein the Company allegedly agreed to purchase the assets of BR for a base purchase price of $2,000,000 plus additional consideration to be calculated pursuant to a specified formula. The complaint further alleges that subsequently BR transferred various assets to the Company but the Company did not pay the specified consideration and accordingly owes the Trustee of BR not less than $2,000,000. This action is in the pre-trial stage.

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

         John Bondra v. Community Medical Transport, Inc. et al. is an action brought by John Bondra, a former employee of Community Medical Transport, Inc., seeking damages under the theories of breach of contract, failure to provide a contract of employment, quantum, meruit, unjust enrichment and Labor Law Section 198 (1-a). Presently, there is a motion pending seeking to dismiss the summons and complaint as it pertains to the individually named defendants, Dean Sloane, James Dickinson and Nicholas Puglisi.

         Community Ambulette Service, Inc. v. Allcity Ins. Co., is an action pending in Supreme Court, New York County against Community's insurance carrier for its motor vehicles. The basis of the action is that the defendant carrier improperly assessed premiums and Community is seeking to recoup approximately $47,351.00. This action has progressed through the pleadings state, and inasmuch as Allcity has failed to voluntarily respond to discovery demands, we are now filing a Request for Judicial Intervention, so as to hold a Preliminary Conference and thereby compel the completion of discovery.

         Torchy White v. First Help Ambulance and Ambulette Service, Inc. and Community Medical Transport, Inc. is an action pending in Supreme Court, Bronx county, arising out of an employment agreement entered into between the plaintiff and First Help and guaranteed by Community.

         The plaintiff claims a breach of her employment agreement that she was not discharged for cause as required by the contract, that the defendants failed to comply with the terms and conditions of her employment contract. The action is in the pre-trial stage. Plaintiff has moved for summary judgement, seeking damages in the sum of $125,000.00. She also seeks an accounting in order to determine and assess if she is which was deemed entitled to any commissions pursuant to the terms of the employment agreement.

         The Company believes that they have not breached this agreement. The Company has agreed to provide Ms. White with an accounting, as it is their good faith belief that she is not on any commission herein.

         Edward Weiss v. Community Medical Transport, Inc. is an action arising out of an asset purchase agreement between BR Ambulance Service, Inc., of which Edward Weiss was a principal and Community, which was never consummated. The plaintiff claims that he entered into an employment agreement entitling him to an annual salary of $100,000.00 plus commission and other benefits. The defendants have denied liability. The action is in the pre-trial stage.

         Anthony J. Monteiro v. Community Medical Transport, Inc. is an action to recover property damages caused to leased premises by the defendant tenant in the sum of $22,580.10. The case is currently on the trial calendar and a jury demand has been filed.

         Fox Ridge Transportation, Inc. and John Gillen v. Community Medical Transport, Inc. is an action brought against Community Medical Transport, Inc. with regard to a Purchase Agreement. There is a Trial Readiness Conference presently scheduled for May 2, 2000.

         Oxford Health Plans (NY) Inc. v. Community Medical Transport, Inc. is an action which seeks premiums for medical coverage of employees of Community Medical Transport, Inc. which are no longer employees. Community Medical Transport, Inc. has made a motion to dismiss the plaintiff=s complaint, which is presently returnable before Justice Solomon on April 17, 2000.

         Cellular One of Upstate New York, Inc. v. Century Ambulance and Ambulette, Inc. d/b/a Community Medical Transport is an action brought in Supreme Court, Westchester County seeking payment for telephone services provided by the plaintiff to the defendants. There is a motion outstanding for summary judgement against the defendants.

         Financial Solutions Group, Ltd. v. Community Medical Transport, Inc. is an action the plaintiff alleges a breach of contract for medical transportation and is demanding judgement against the defendant in an amount of at least $50,000.00 together with interest from January 15, 1999.

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

No matters.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Company's common stock and redeemable warrants are currently traded on The Nasdaq Small Cap Market under the symbols "CMTI" and "CMTIW", respectively.

         Prior to August 1997, the Company's common stock and redeemable warrants were listed on the Nasdaq National Market. Although the Company did not agree with the decision to terminate the listing of the Company's securities from The Nasdaz National

         Set forth below are the high and low bids for the Company's common stock and redeemable warrants on The Nasdaq Small Cap Market during the last two years. Such quotations reflect interdealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions. The Company's redeemable warrants expired in September 1999.

                                         Common Stock
                                  --------------------------
                                    High               Low
                                  --------           -------
1998
----

First Quarter                    [$7-1/2             $4-7/8
Second Quarter                     7-1/8              4-1/2
Third Quarter                      6-3/8              3-3/4
Fourth Quarter                     4-1/8              2-5/8

1999
----

First Quarter                     $3-7/8              $2.00
Second Quarter                     3                  1-7/8
Third Quarter                      2-7/8              1-1/8
Fourth Quarter                     1-26/32            1-2/32

         As of December 31, 1999, there were approximately 66 recordholders of the Company's common stock, although the Company believes that there are more than 500 beneficial owners of its common stock.

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

         The Company's total revenue, which is comprised primarily of ambulette and ambulance service fees charged to Medicare, Medicaid, other third party payers such as private insurance carriers and health maintenance organizations, and directly to patients, is presented net of contractual adjustments. The reimbursement from Medicare and Medicaid has been reduced as a percentage of revenues from 39% in 1998 to 35% in 1999, while the reimbursement from private insurers and other non governmental agencies has increased from 50% in 1998 to 55% in 1999.

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

Results of Operations

         Year Ended December 31, 1999 as Compared with Year Ended December 31, 1998

         Revenues decreased by $2,405,000, or 13.2%, to $15,840,000 in 1999 from
$18,245,000 in 1998. The decrease is due substantially to the Company losing certain business to the competition.

         Operating expenses decreased by $1,544,000, or 11.5%, to $11,894,000 in 1999 from $13,438,000 in 1998. Total operating expenses as a percentage of revenue for 1999 is 75.1% as compared to 73.6% in 1998. The increase of 1.5% as a percentage of revenue was primarily due to an increase in depreciation combined with certain fixed costs remaining constant as revenue decreased. As a result of the foregoing, gross profit decreased minimally as a percentage of revenues from 26.3% to 25% while gross profit decreased by $861,000 or 17.9%, to $3,946,000 in 1999 from $4,807,000 in 1998.

         Selling, general and administrative expenses decreased by $298,000, or 5.2%, to $5,459,000 in 1999 from $5,757,000 in 1998. The decrease was a direct result of reductions primarily in administrative operating costs, marketing salaries and benefits, administrative salaries and benefits, and amortization of intangibles. This was partially offset by an increase in bad debt expense. Selling, general and administrative expenses as a percentage of revenues increased by 3% to 34.5% for the year ended December 31, 1999, from 31.5% for the year ended December 31, 1998, primarily as a result of the fixed costs remaining constant as revenue decreased.

                  Loss from operations increased by $563,000, or 59.2%, to a loss of $1,513,000 in 1999 from a loss of $950,000. This decrease was a result of the factors described above, primarily the reduced revenues and the increase increases in operating expenses and the provision for bad debts.

         Interest expense increased to $709,000 in 1999 as compared to $663,000 in 1998. The $46,000 increase or 6.9% is due to an increase in the interest rate charged to the Company in 1999.

         Interest income decreased by $47,000, or 90.3%, to $5000 in 1999 from $52,000 in 1998. The reduction in interest income is primarily due to expenditures, which reduced available cash.

         The Company's income taxes amounted to a benefit of $432,000 for the year ended December 31, 1999 compared with a tax benefit of $516,000 for the year ended December 31, 1998. The tax benefits resulted from the Company sustaining taxable losses for both 1998 and 1999. The 1998 and 1999 tax benefit results from the recognition of a deferred tax asset as management believes there is a strong likelihood that such amounts will be realized based upon their assessment of expected future sales of certain assets. Certain current taxes were payable irrespective of the losses the Company incurred.

         The Company's net loss amounted to $1,787,000 or $1.76 per share, for the year ended December 31, 1999, as compared to net loss of $1,045,000, or $1.05 per share, for the year ended December 31, 1998.

Liquidity and Capital Resources

         Cash used by operating activities was $722,000 in 1999 compared with cash provided by operating activities of $926,000 in 1998. The increase in cash used by operating activities in 1999, was largely the result of a increase losses, an increase in accounts receivables written off and cash used in prepaid items as compared to 1998, offset partially by a increases in accounts payable and accrued expenses.

         Cash provided by investing activities in 1999 was $538,000 as compared to cash used in 1998 of $46,000. The increase in cash provided in investing activities was largely the result of decreases in the short-term cash investments held by the Company.

         Cash provided by financing activities for the year ended December 31, 1999 was $11,000 as compared to Cash used in financing activities of $1,713,000 for the same period in 1998. In 1998 the company made additional principal payments for its senior debt with no additional borrowings. In 1999 the Company's principal payments were offset by additional loans.

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

         Since July of 1999 the Company has been in default on the Finova Loan. The default relates to certain financial covenants. The company remains current on its debt service payments.

         At December 31, 1999, the Company had working capital deficit of $3,948,000 as compared to working capital of $1,877,000 at December 31, 1998. This is large due to the Debt previously classify as long-term now due to the default being classified as current.

         The company is exploring various options to fund future operations, including the sale of assets and raising capital from other sources, including the sale of part or all of the Company. The company expects that one or a combination of these options will enable the company to continue in existence.

Inflation

         The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or its profitability.

Year 2000 Compliance

         The Company had upgraded any possible problem areas and has experienced no year 2000 issues.

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The directors and executive officers of the Company are as follows:

Name                                Age         Position
----                                ---         --------
Dean L. Sloane                      54          President, Chairman of the Board, Chief
                                                Executive Officer and Director

Craig V. Sloane                     49          Vice President-Operations, Secretary
                                                and Director

Nicholas Puglisi                    38          Chief Financial Officer and Treasurer

Bernard M. Kruger, M.D.             57          Director

Lucius J. Riccio, Ph.D.             52          Director

         Dean L. Sloane has served as Chairman of the Board, President, Chief Executive Officer and a Director of the Company since December 1988. Mr. Sloane has been a member of the Young Presidents Organization since 1985. Mr. Sloane is a Certified Public Accountant but does not practice.

         Craig V. Sloane has served as Vice President-Operations and a Director of the Company since December 1990. From 1985 through October 1990, he was a futures analyst at Smith Barney Harris & Upham.

         Nicholas Puglisi has recently joined the Company in June as Chief Financial Officer. Mr. Puglisi, a Certified Public Accountant, was a managing partner for the accounting firm engaged by CMTI since 1989. Mr. Puglisi was engaged over the ten year period in various capacities on a regular basis. Work performed included due diligence of ambulance and ambulette businesses, auditing, tax planning and preparation and other consulting functions related to the business of the Company.

         Bernard M. Kruger, M.D. has been in the private practice of internal medicine and medical oncology since 1979, and is affiliated with Lenox Hill Hospital, Beth Israel Hospital, Mount Sinai Hospital and the Orthopedic Institute.

         Lucius J. Riccio, Ph.D. has served as a management consultant on transportation issues since January 1994. From February 1990 to December 1993 he served as Commissioner of the New York City Department of Transportation. From 1986 to 1990 he served as Deputy Commissioner, Highway Operations, of the New York City Department of Transportation.

         Dean L. Sloane and Craig V. Sloane are brothers.

         Section 16(a) of the Securities Exchange Act of 1934 requires that officers, directors and 10% or greater stockholders of the Company file reports of their ownership with the Securities and Exchange Commission. No officer, director or 10% or greater stockholder of the Company was late with his filings.

Item 10. Executive Compensation

         The following table sets forth information concerning compensation paid or accrued by the Company or its subsidiaries for services rendered during the fiscal years ended December 31, 1997, 1998 and 1999 to the Company's Chief Executive Officer and to each executive officer whose compensation exceeded $100,000 during its fiscal year ended December 31, 1999:

                           Summary Compensation Table

                                                                                                         Long Term
                                                               Annual Compensation                   Compensation Awards
                                        ---------------------------------------------------------   ----------------------
         Name and                                                                Other Annual       Securities Underlying
    Principal Position           Year       Salary             Bonus           Compensation (1)            Options
    ------------------           ----       ------             -----           ----------------            -------
Dean Sloane                      1999      $215,000                 0               $28,000                      0
   President and Chief           1998      $236,000           $22,000               $26,000                      0
   Executive Officer             1997      $225,000                 0               $34,000                      0


Craig Sloane                     1999      $ 88,100                 0               $12,000                  1,667
    Vice-President -             1998      $ 97,000           $15,000               $12,000                  1,667
    Operations                   1997      $ 94,000           $15,000               $12,000                  1,667

(1) Consists primarily of automobile lease payments.

The following table sets forth information as to options exercised by each of the named executives during the fiscal year ended December 31, 1999 and the value of in-the-money options held by such executives at December 31, 1999.


     Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

         There were no options exercised by each of the named executives during the fiscal year ended December 31, 1999.

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

         The Company also entered into an employment agreement with Nicholas Puglisi, Vice President and Chief Financial Officer of the Company on June 1, 1999. The agreement has a three-year term which renews for an additional year on each anniversary of the agreement, and provides for an annual base compensation of $135,000 subject to increases reflecting increases with in the consumer price index. The agreement calls for benefits including health insurance and automobile expenses. The agreement also contains a non-competition provision covering the term of the agreement plus one year following termination.

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

Name and address of Beneficial     Number of Shares
       Owner                       Beneficially Owned                 Percentage of Class
--------------------------------   --------------------               --------------------
                                   Amount and Nature of
                                   Beneficial Ownership                Percent of Class
Name of Beneficial Owner           of Voting Securities                of Voting Securities
------------------------           --------------------                --------------------
Dean L. Sloane                     231,766(1)                          22.8%
45 Morris Street
Yonkers, NY 10705

Craig V. Sloane                    15,833(2)                           1.6%
45 Morris Street
Yonkers, NY 10705

Bernard M. Kruger                  19,983(3)                           1.9%
170 East 78th Street
New York, NY 10021

Lucius J. Riccio                   1,583(3)                            *
315 East 69th Street
New York, NY 10021

Ronald V. Davis                    62,778(4)                           6.3%
c/o Davis Capital LLC
2015 West Main Street
Stamford, Connecticut, 06902

Andrew M. Lessak                   55,747(5)                           5.6%
c/o Joseph Charles & Assoc.
2500 North Military Trail
Boca Raton, Florida 33431

Nicholas Puglisi                   50,000(6)                           4.9%
55 Lambert Ridge
Cross River, New York 10158

Herbard Limited                    120,227(7)                          11.8%
Road Town, Tortola
British Virgin Islands

Michael A. Duchesneau, M.D.        68,000(8)                           6.7%
4015 Bayshore Blvd. #16E
Tampa, FL 33611

All directors and executive        319,165                             31.4%
officers as a
group (6 persons)

------------
* Less than 1%

(1) Does not include 16,667 shares owned by Mary K. Sloane, Dean L. Sloane's wife. Dean L. Sloane disclaims beneficial ownership of such shares.

(2) Includes 15,833 shares of the Company's Common Stock subject to presently exercisable options.

(3) Includes 1,583 shares of the Company's Common Stock subject to presently exercisable options.

(4) As reported in a Schedule 13D, dated July 3, 1997.

(5) As reported in a Schedule 13G, dated September 23, 1998.

(6) Includes 8,333 shares of the Company's Common Stock subject to presently exercisable options.

(7) As reported in a Schedule 13D/A, dated November 30, 1998.

(8) As reported in a Schedule 13D, dated January 11, 2000.

Item 12. Certain Relationships and Related Transactions

         In connection with the Company's loan from Finova Capital Dean Sloane has executed a limited guaranty. The Company has agreed to reimburse Mr. Sloane for any amounts paid under the guarantee and to collateralize the obligation to Mr. Sloane by granting him a security interest in the same assets that Finova has a security interest.

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

(b) Reports on Form 8-K

         None

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Contents






                                                                                                                 Page
                                                                                                                 -----
Consolidated Financial Statements

   Independent auditors' report                                                                                   F-2

   Balance sheet as of December 31, 1999                                                                         F -3

   Statements of operations for the years ended December 31, 1999 and 1998                                       F -4

   Statements of changes in stockholders' equity for the years ended
    December 31, 1999 and 1998                                                                                   F -5

   Statements of cash flows for the years ended December 31, 1999 and 1998                                       F -6

   Notes to financial statements                                                                             F -7 to F -20

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Community Medical Transport, Inc.


We have audited the accompanying consolidated balance sheet of Community Medical Transport, Inc. and subsidiaries (the "Company") as of December 31, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Medical Transport, Inc. and subsidiaries at December 31, 1999, and the consolidated results of their operations, and their consolidated cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note K to the financial statements, the Company has sustained recurring losses of $1,787,000 and $1,045,000 in 1999 and 1998, respectively, and is in default on certain covenants of its loan agreement and is in arrears on accounts payable with certain vendors and creditors. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 12, 2000
New York, New York

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
December 31, 1999

ASSETS
Current assets:
      Cash and cash equivalents                                                                  $    152,000
      Accounts receivable - trade, less allowance for doubtful accounts of $1,650,000               3,183,000
      Prepaid insurance                                                                               285,000
      Other current assets                                                                            213,000
      Deferred tax assets                                                                             472,000
                                                                                                 ------------

         Total current assets                                                                       4,305,000

Property, equipment and leasehold improvements - net                                                2,657,000
License - net                                                                                         650,000
Customer lists - net                                                                                1,044,000
Other assets                                                                                          624,000
Goodwill - net                                                                                      2,435,000
Deferred tax assets                                                                                   684,000
                                                                                                 ------------

                                                                                                 $ 12,399,000



LIABILITIES
Current liabilities:
      Cash overdraft                                                                             $    233,000
      Current portion of long-term debt                                                             5,988,000
      Accounts payable                                                                              1,224,000
      Accrued expenses                                                                                808,000
                                                                                                 ------------

         Total current liabilities                                                                  8,253,000

Long-term debt - net of current portion                                                               234,000
                                                                                                 ------------

                                                                                                    8,487,000


Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, 4% cumulative, $.001 par value, 1,000,000 shares authorized
Common stock, $.001 par value, 5,000,000 shares authorized, 999,775 shares
issued and outstanding                                                                                  1,000
Capital in excess of par value                                                                     14,084,000
Accumulated deficit                                                                               (10,173,000)
                                                                                                 ------------

         Total stockholders' equity                                                                 3,912,000
                                                                                                 ------------

                                                                                                 $ 12,399,000
                                                                                                 ============

See notes to consolidated financial statements                              F-3

Consolidated  Statements of Operations

                                                                                Year Ended
                                                                                December 31
                                                                        1999                 1998
                                                                     ------------         -----------
Net revenue                                                          $ 15,840,000         $ 18,245,000

Expenses:
      Salaries and benefits                                             8,782,000           10,030,000
      Fleet maintenance                                                 1,102,000            1,193,000
      Insurance                                                           590,000              638,000
      Rent                                                                313,000              483,000
      Depreciation and amortization                                     1,107,000            1,094,000
                                                                     ------------         ------------

         Total operating expenses                                      11,894,000           13,438,000
                                                                     ------------         ------------

Gross profit                                                            3,946,000            4,807,000

Selling, general and administrative expenses                            5,459,000            5,757,000
                                                                     ------------         ------------

Loss from operations                                                   (1,513,000)            (950,000)
Interest income                                                             5,000               52,000
Interest expense                                                         (709,000)            (663,000)
Other expense - net                                                        (2,000)                   0
Loss before income tax benefit                                         (2,219,000)          (1,561,000)
                                                                     ------------         ------------

Income tax expense (benefit):
      Current                                                             208,000                    0
      Deferred                                                           (640,000)            (516,000)
                                                                     ------------         ------------

                                                                         (432,000)            (516,000)

Net loss                                                             $ (1,787,000)        $ (1,045,000)
                                                                     ============         ============

Net loss available to common shareholders - basic                    $ (1,787,000)        $ (1,045,000)
                                                                     ============         ============

Net loss available to common shareholders including assumed
      conversion - diluted                                           $ (1,787,000)        $ (1,045,000)
                                                                     ============         ============

Net loss per share - basic and diluted                               $      (1.79)        $      (1.05)
                                                                     ============         ============

                                   - Diluted                         $      (1.79)        $      (1.05)
                                                                     ------------         ------------
Weighted average number of common  shares outstanding - basic             999,775              998,199
                                                                     ------------         ------------

Weighted average number of common shares outstanding -diluted             999,775              998,199
                                                                     ============         ============


See notes to consolidated financial statements                              F-4

Consolidated Statements of Changes in Stockholders' Equity

                                                            4% Cumulative
                                                             Dividend
                                                           Convertible
                                                          Preferred Stock
                                             -----------------------------------------         Common Stock
                                              Series A        Series B       Series BB     --------------------
                                               Shares          Shares         Shares       Shares        Amount
                                              --------        --------       ---------     ------        ------
Balance - December 31,1997                           0.0             0.0         778.4    5,761,007   $      6,000
Net loss
Conversion of series BB preferred stock                                         (778.4)     222,392
Other changes                                                                                10,253
Adjustment of  shares due to
Due to 1 for 6 reverse stock split                                                       (4,994,710)        (5,000)
Additional costs in connection with stock
 Issuance
                                            ------------    ------------    --------   ------------   ------------
Balance - December 31, 1998                          0.0             0.0           0.0      998,942   $      1,000
                                            ============    ============    ========   ============   ============

Net loss
Warrents exercised                                                                              833
                                            ------------    ------------    --------   ------------   ------------

Balance - December 31, 1999                          0.0             0.0           0.0      999,775   $      1,000
                                            ============    ============    ========   ============   ============


                                                                          Retained
                                                   Capital in             Earnings
                                                    Excess of           (Accumulated
                                                    Par Value              Deficit)               Total
                                                   ------------          -----------              -----
Balance - December 31,1997                         $ 14,043,000           (7,341,000)           6,708,000
Net loss                                                                  (1,045,000)          (1,045,000)
Conversion of series BB preferred stock
Other changes                                             6,000                                     6,000
Adjustment of  shares due to
Due to 1 for 6 reverse stock split                        5,000
Additional costs in connection with stock
 Issuance
                                                   ------------         ------------         ------------
Balance - December 31, 1998                        $ 14,054,000         $ (8,386,000)        $  5,669,000
                                                   ============         ============         ============

Net loss                                                                  (1,787,000)          (1,787,000)
Warrents exercised                                       30,000                                    30,000
                                                   ------------         ------------         ------------
Balance - December 31, 1999                        $ 14,084,000         $(10,173,000)        $  3,912,000
                                                   ============         ============         ============

See notes to consolidated financial statements                             F-5

Consolidated Statements of Cash Flows

                                                                                                  Year Ended
                                                                                                  December 31,
                                                                                       -------------------------------
                                                                                          1999                1998
                                                                                       -----------         -----------
Cash flows from operating activities:
      Net loss                                                                         $(1,787,000)        $(1,045,000)
      Adjustments to reconcile net loss to cash provided by (used in) operating activities:
             Depreciation and amortization expense                                       1,594,000           1,623,000
             Common shares issued for employee benefit obligation                                0               6,000
             Restructuring and other costs
             Provision for uncollectible accounts receivable                              (300,000)            516,000
             Deferred income taxes                                                        (640,000)           (516,000)
             Changes in:
                Accounts receivable                                                        704,000             725,000
                Prepaid insurance and other current assets                                (200,000)             51,000
                Other assets                                                               205,000             151,000
                Cash overdraft                                                             233,000                   0
                Accounts payable and accrued expenses                                     (497,000)           (978,000)
                Prepaid income taxes                                                       199,000             393,000
                                                                                       -----------         -----------
                  Net cash provided by operating activities                               (489,000)            926,000
                                                                                       -----------         -----------

Cash flows from investing activities:
      Acquisition of equipment - net of disposals                                         (286,000)
                                                                                                              (358,000)
      Decrease in short-term investments                                                   824,000             312,000
                                                                                       -----------         -----------

               Net cash used in investing activities                                       538,000             (46,000)
                                                                                       -----------         -----------

Cash flows from financing activities:
      Proceeds of bank borrowings                                                        5,895,000              55,000
      Principal repayments on debt                                                      (5,439,000)         (1,517,000)
      Warrents exercised
                                                                                            30,000                   0
      Principal payments on capital lease obligations                                     (475,000)           (251,000)
                                                                                       -----------         -----------
               Net cash (used in ) provided by financing activities                         11,000          (1,713,000)
                                                                                       -----------         -----------

Net increase (decrease) in cash                                                             60,000            (833,000)
      Cash - beginning of year                                                              92,000             925,000
                                                                                       -----------         -----------

      Cash - end of year                                                               $   152,000         $    92,000
                                                                                       ===========         ===========

Supplementary disclosures of cash flow information: Cash paid during the year for:
         Interest                                                                      $   672,000         $   637,000
                                                                                       ===========         ===========
         Taxes                                                                         $     7,000         $   149,000
                                                                                       ===========         ===========

Supplementary disclosures of noncash investing and financing activities:
      Equipment acquired under capital leases                                          $   160,000         $    55,000
                                                                                       ===========         ===========

See notes to consolidated financial statements                             F-6

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998

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

The Companies operated in one business segment. It provides specialized transportation for the handicapped and disabled, mentally retarded, elderly and chronically ill to and from day treatment centers, day care programs, hospitals, nursing homes and other health care facilities in the New York metropolitan area. This service is provided in ambulettes, which are specialized vans that contain wheelchair lifts or ramps. The Companies also provide emergency and nonemergency ambulance transportation of patients who require basic medical care or supervision during transport to and from hospitals, nursing homes and other health care facilities.

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

[2]   Property, equipment and leasehold improvements:

      Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets as follows:

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

      The Company's income tax accounting method has automatically changed from the cash method of accounting to the accrual method in compliance with Internal Revenue Code ("IRC") Section 448. In accordance with IRC Section 448, the Company has elected to recognize the impact of such change over a four-year period commencing January 1, 1996 ending December 31, 1999.

      The Company accounts for income taxes utilizing the asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes.

[5]   Net loss per share:

      The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS #128"), "Earnings Per Share", which requires the reporting of earnings (loss) per basic share and earnings (loss) per diluted share. Earnings (loss) per basic share is calculated by dividing net income
      (loss) available to common shareholders by the weighted average outstanding shares during the period. Earnings per diluted share is calculated by dividing net income available to common shareholders with preferred dividends added back (if converted method) by the basic shares and all dilutive potential common shares, including options and convertible preferred stock due to the net losses in 1999 and 1998 there was no dilutive effect of opitions. Net income per share has been retroactively adjusted for the 1 for 6 reverse stock split in 1998. The authorized number of common shares was reduced from 20 million to 5 million.

      In 1999 and 1998, net loss available to common shareholders was equal to the net loss, as there were no cumulative preferred stock dividends.

[6]   Estimates:

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

[7] Fair value of financial instruments:

      The carrying value of the Company's cash, and accounts payable approximate fair value due to their short-term nature. The fair value of short-term debt approximates the carrying amount as the current rates on similar instruments are similar to the effective rates.

[8]   Stock-based compensation:

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

NOTE C - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS


Property, equipment and leasehold improvements consist of the following:

           Ambulette and ambulance fleet                         $5,486,000
           Machinery, equipment and office furniture              1,633,000
           Leasehold improvements                                   269,000
                                                               ------------


                                                                  7,388,000
           Less accumulated depreciation and amortization        (4,731,000)
                                                                 -----------

                                                                 $2,657,000

The net book value of property and equipment under capital lease amounted to approximately $500,000 at December 31, 1999. Depreciation expense includes depreciation on property and equipment held under capital leases.

NOTE D - LEASES


The Company is obligated under long-term noncancelable operating and capital leases for premises and equipment expiring in various years through the year 2005.


Future minimum lease payments are as follows:
                                          Operating       Capital
                                           Leases         Leases

2000                                   $   638,000       $118,000
2001                                       384,000         81,000
2002                                       227,000         70,000
2003                                       168,000          7,000
2004                                       165,000              0
Thereafter                                 165,000              0
                                          --------       ---------

Total minimum lease payments           $ 1,747,000        276,000
                                                         =========
Amount representing interest                              (49,000)
                                                         ---------

Present value of minimum lease payments                  $227,000
                                                         =========


Rent expense for the years ended December 31, 1999 and December 31, 1998 was approximately $ 462,000 and $ 593,000, respectively.


NOTE E - LONG-TERM DEBT


Long-term debt at December 31, 1999 consists of the following:

Financing Company Debt

$4,000,000 revolving credit line, collateralized by substantially all of the
Company's assets, bearing interest at prime plus 1% (9.5% at December 31,1999), due February 2004. At December 31, 1999 the Company was not in compliance with certain of the financial covenants and the loan has been classified as a current
liability                                                                                      $1,493,000 (1)

Term note payable, in the original amount of $3,950,000 collateralized by substantially all of the Company's assets, payable in monthly installments of
$65,800 plus interest at prime plus 1 1/4 % (9.75% at December 31,1999) through
February 2004. At December 31,1999 the Company was not in compliance with
certain of the financial covenants and the loan has been classified as a current liability       3,292,000 (1)

$1,000,000 equipment acquisition line of credit, collateralized by substantially all of the company's assets, bearing interest at prime plus 1% (9.5% at December
31, 1999 ), due February 2004. At December 31,1999 the Company was not in
compliance with certain of the financial covenants and
the loan has been classified as a current liability                                             445,000(1)        $ 5,230,000

Notes payable

Note payable to Jenco Ambulette Service Inc., (net of imputed interest at 9%) payable in quarterly principal payments of $16,667
  due June 15, 1999                                                                         $  159,000 (2)

Note payable to A-1 Ambulance Service Inc., bearing interest at
  8.25%, payable in quarterly principal payments of $18,125
  due June 12, 1998                                                                            109,000 (2)

Note payable for acquired businesses with an effective interest rate of 8.25%
  payable in quarterly principal payments of $22,500 due June 12, 1998                         135,000 (2)

Note payable to Elite Ambulance and Medical Coach Inc., bearing
  interest at 7%, due on December 15, 2001                                                    150,000

Note payable to Medical Transportation Corporation, (net of imputed
  interest at 9%) due October 31, 1998                                                        212,000  (2)        $  765,000



Capital lease obligations

For various equipment, collateralized by the underlying equipment, bearing interest at 10.8% - 17.4% payable in monthly
  installments of $6,836 due at various times through November 16, 2002                                              227,000
                                                                                                                     -------

                                                                                                                  6,222,000
Less current maturities                                                                                          (5,988,000)
                                                                                                                 -----------

                                                                                                                 $  234,000
                                                                                                                 ===========

Future principal payments of long-term debt are as follows:

         2000                                  $ 5,988,000
         2001                                      121,000
         2002                                      107,000
         2003                                        6,000
                                              ------------

                                              $  6,222,000
                                              ============

(1) The revolving credit facility agreement, term loan and capital equipment line of credit imposes certain restrictions on borrowings, capital expenditures and the payment of dividends and requires the Company to meet certain net worth and other financial ratios. The obligations are secured by substantially all of the Company's assets. One of the major shareholders has provided a limited guarantee of the obligations. At December 31, 1999, the Company was not in compliance with certain of the financial covenants and therefore the loan has been classified as a current liability.

(2) Payments of approximately $610,000 under these notes are in arrears because of certain disputes with the noteholders. Management believes that resolution of such disputes will not result in any material obligation in excess of the amounts recorded in the Company's balance sheet.


NOTE F - INCOME TAXES

The differences between the tax benefit and the amount that would be computed by applying the statutory federal income tax rate to income (loss) before taxes is attributable to the following:
                                                           Year Ended
                                                           December 31,
                                                     1999              1998

Income tax benefit at 34%                          $(754,000)       $(531,000)
Nondeductible items                                   11,000           77,000
State and local taxes, net of federal effect        (104,000)        (144,000)
Write off of prepaid income taxes                    208,000                0
Increase (Decrease) in valuation reserve             207,000           70,000
Other                                                      0           12,000
                                                   ---------        ---------
                                                   $(432,000)       $(516,000)
                                                   =========        =========

COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998

NOTE  F - INCOME TAXES (continued)

The tax effect of temporary differences which give rise to the net deferred tax assets and deferred tax liabilities are as follows:

                                                             Total         Current         Long-term
Deferred tax liabilities:
  Depreciation on property, equipment and leasehold
    improvements                                          $  252,000      $        0     $    252,000
                                                          ----------       ----------       ----------

Deferred tax assets:
  Allowance for doubtful accounts                            726,000          726,000                0
  Net operating loss carry forwards                        1,439,000                0        1,439,000
                                                          ----------       ----------       ----------

                                                           2,165,000          726,000        1,439,000
Valuation allowance                                          757,000          254,000         _503,000
                                                          ----------       ----------       ----------

                                                           1,408,000          472,000         _936,000
                                                          ----------       ----------       ----------

Net deferred tax asset                                    $1,156,000       $  472,000       $  684,000
                                                          ==========       ==========       ==========

As of December 31, 1999, the Company has approximately $3,269,000 of net operating loss carryforwards available expiring in 2019.

The valuation allowance is based upon the expected sales of Empire Ambulance and Ambulette Inc. and the First Help Ambulance and Ambulette Inc. licenses for approximately $1,500,000 in excess of their tax basis and management's estimate of the current fair market of Century Ambulance and Ambulette Inc. assets in excess of the tax basis.

The Company has established a valuation allowance of $757,000 to reduce the deferred tax asset to the amount management believes is realizable.

The companies 1996 and 1997 corporate income taxes are currently under audit by the Internal Revenue Service. The Company believes that there will be no material variance revealed during this audit examination.

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

      In connection therewith, the Company issued to the underwriters a warrant ("Underwriters Warrant") to purchase 100,000 units at $5.80 per unit through September 30, 1999, which have expired. Such units are identical to those sold in the public offering.

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

[1]   Public offering:

      In November 1994, the Company issued warrants to purchase 60,000 shares of common stock at $5.00 per share to its public relations firm, which expired on October 31, 1999.

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

      During the first quarter of 1997, 467.5 shares of preferred stock were converted into 145,286 common shares with 1955.5 Series B shares remaining to be converted. Subsequent to this conversion, the Board of Directors authorized the adoption of 7,500 shares of the Company authorized preferred stock to be designated as series BB preferred stock (Series BB). Series BB has the same rights and preferences as Series B except as follows: eleven percent of each outstanding share shall be convertible into common stock at any time after April 1, with an additional eleven percent of each outstanding share to be convertible on the first day of each of the next seven months, and the final twelve percent to be convertible at any time after December 1. All outstanding shares will automatically convert on July 31, 1998. The conversion was based upon the liquidation value of the preferred stock and was exchangeable at $3.50 per share.

      The remaining 1955.5 shares of Series B preferred stock were exchanged for 1955.5 shares of Series BB preferred stock and 150,000 common stock purchase warrants. These warrants are exercisable at an initial exercise price of $4.00 per share, provided, however, that the purchase price may be adjusted under certain circumstances. The expiration date of the common stock purchase warrant is November 18, 2000. As of December 31, 1177.1 shares of Series BB had been converted into common stock. The liquidation value of the remaining 778.4 Series BB was

      778,400, excluding $75,000 of cumulative dividends. In 1998 all of the remaining Series BB were converted into 222,392 common shares. The common stock shares discussed above have not been adjusted for the 1 for 6 reverse stock split.

[3]   Stock option plans:

      The Company applies Accounting Principles Board Opinion No. 25 in accounting for its employee stock option and accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of the grant. The effect of applying Statement of Financial Accounting Standards No. 123 ("SFAS # 123") on 1999 and 1998 and pro forma net income
      (loss) as stated below is not necessarily representative of the effects on reported net income for future years due to, among other things: (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1999 and 1998 and would have been approximately $(1,825,000) and $(1,057,000) or $(1.83) per share and $(1.06) per share, respectively. The weighed average fair value of the options granted during 1999 and 1998 and are estimated as $1.13 and $ 2.43 per share, respectively, on the date of grant using the Black Scholes option pricing model with the following assumptions: dividend yield 0%, volatility of 183%, risk free interest rate of 6.0% for 1999 and dividend yield 0%, volatility of 45% and risk free rate of 5.5% for 1998 and expected life of 10 years.

      The 1992 Employees Stock Option Plan, as amended (the "Plan") provides for the granting of options to purchase up to 750,000 shares (125,000 shares adjusted for the one for six reverse tock split in 1998) of the Company's common stock. The Plan is administered by a Stock Option Committee (the "Committee"), consisting of two members of the Board of Directors, which has the authority to determine when options are granted, the term, the exercise price and the exercise period.

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

                                                                            Year Ended December 31
                                                          ---------------------------------------------------------
                                                                  1999                             1998
                                                          ---------------------------------------------------------
                                                                          Weighted                         Weighted
                                                                          Average                           Average
                                                          Exercise                           Exercise
                                                           Shares         Prices              Shares          Price
      Outstanding at beginning of year                     25,250         $ 7.21              38,000         $14.98
      Options granted                                      60,000           1.13               4,416           3.75
      Options exercised                                         0              0                  0               0
      Options canceled                                    (2,500)           3.75             (17,166)          3.52
                                                          -------           ----            --------       --------
      Outstanding at end of year                           82,750         $ 2.91              25,250        $  7.21
                                                           ======         ======            ========        =======

      Options exercisable at year-end                      82,750         $ 2.91              23,042        $  7.54
                                                           ======         ======            ========        =======

     The following table summarizes information about stock options to employees at December 31, 1999:

                            Options Outstanding                                           Options Exercisable
                                                   Weighted
                                                    Average
                                                   Remaining             Weighted                                  Weighted
                                                  Contractual             Average                                   Average
        Range of                 Number              Life                Exercise              Number              Exercise
     Exercise Price           Outstanding         (in Years)             Price                Exercisable            Price
     --------------           -----------         ----------             -----                -----------            -----
         $ 3.75                    1,916              8.6              $  3.75                  1,916              $  3.75
           5.34                   16,667              4.7                 5.34                 16,667                 5.34
          18.50                    4,167              7.5                18.38                  4,167                18.38
           1.13                   60,000              9.6                 1.13                 60,000                 1.13
                                  ------                                  ----                 ------                 ----
                                  82,750                                $ 2.91                 82.750               $ 2.91
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

      Additional information with respect to options issued to outside directors under the Directors' Plan activity is summarized as follows:

                                                                    Year Ended December 31,
                                                            1999                              1998
                                                   ------------------------        ----------------------------
                                                                   Weighted                           Weighted
                                                                   Average                             Average
                                                                   Exercise                           Exercise
                                                    Shares          Price            Shares             Price
Outstanding at beginning of year                       4,000        $ 3.75            4,000           $ 18.18
Options granted                                          833          3.37            4,000              3.75
Options canceled                                           0             0           (4,000)            18.18
                                                       -----        ------          -------           ------

Options at end of year                                 4,833        $ 3.68             4,000           $ 3.75
                                                       =====        ======           =======           ======

Options exercisable at year-end                        4,833        $ 3.68             2,000           $ 3.75
                                                       =====        ======           =======           ======

      The following table summarizes information about stock options to directors outstanding at December 31, 1999:

                                  Options Outstanding                                     Options Exercisable

                                                      Weighted
                                                       Average
                                                      Remaining             Weighted                                   Weighted
                                                     Contractual             Average                                    Average
              Range of              Number              Life                Exercise              Number               Exercise
           Exercise Price         Outstanding         In Years                Price             Exercisable              Price
              $ 3.75                  4,000            7.6                   $ 3.75                4,000               $ 3.75
                3.37                    833            8.6                     3.37                  833                 3.37
                                   --------                                                    ---------

                                      4,833                                                        4,833
                                   ========                                                    =========

[4]      Warrants:

      The Company has issued warrants to purchase its common stock principally in connection with equity financing. Additional information with respect to warrants is summarized below.

                                                                      Year Ended  December 31,                        .
                                                              1999                               1998

                                                                      Weighted                             Weighted-
                                                                       Average                              Average
                                                                      Exercise                             Exercise
                                                      Shares            Price            Shares              Price
      Outstanding at the beginning of year             291,899         $ 36.49            291,899           $ 36.49
      Warrants expired                                 281,976           38.15                  0                 0
                                                      --------         -------      -------------       -----------

      Warrants outstanding at end of year               72,923         $ 38.40            291,899           $ 36.49
                                                        ======         =======          =========          ========

      Warrants exercisable at year-end                 291,899         $ 38.40            291,899           $ 36.49
                                                       =======         =======          =========          ========

[4]   Warrants:

      The following table summarizes information related to warrants outstanding at December 31, 1999:

                                                    Warrants Outstanding                         Warrants Exercisable

                                                          Weighted
                                                           Average
                                                          Remaining            Weighted                               Weighted
                                                         Contractual            Average                                Average
                   Range of              Number             Life               Exercise            Number             Exercise
                Exercise Price         Outstanding        In Years               Price           Exercisable            Price
                    $24.00                  25,000           2                   $24.00               25,000             $24.00
                    $30.00                  22,500           2                   $30.00               32,500             $30.00
                 $34.80-$36.00                   0           -                   $35.88              204,354             $35.88
                 $46.08-$60.00              25,423           1                   $57.84               30,045             $57.84
                                         ---------                                                ----------

                                            72,923                                                   291,899
                                          ========                                                ==========

[5]      Shares reserved or available for future issuance:

Shares of common stock reserved for future issuance are:
   Options granted under the plan                                     82,750
   Options available for grant under the Plan                         42,250
   Options granted under the Director Plan                             4,833
   Options available for grant under the Director's Plan               3,500
   Warrants issued in connection with private equity financing        72,923
   Issuable in connection with Fox Ridge acquisition                  10,833
                                                                     -------

                                                                     217,089

NOTE H - CONCENTRATION OF RISK

Revenues from principal sources are as follows:
                                                                   Year Ended
                                                                   December 31,
                                                 1999                 1998
                                                 -----                ----

         Principal Customer                         10 %               11%
         Medicaid and Medicare                      33                 39
         Private insurance and other                57                 50
                                                   100 %              100%

[1]   Reliance on principal customers:

      The Company provides services to a principal customer, a hospital and its affiliates, pursuant to two written contracts, which expired on December 31, 1999, of which one of the contracts was renewed through December 31, 2001, and the other contract did not renew. These contracts give the Company the exclusive right to provide medical transportation services for the patients of this customer. The contracts may be terminated by the hospital if the Company fails to perform its obligations thereunder. These contracts can also be renegotiated by the hospital if there is a decrease in services.

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

      At December 31, 1999, 32% of accounts receivable was due from Medicaid and Medicare, 28% from the hospital facilities, which includes its principal customer and its affiliates and 40% from private insurers and other nongovernmental sources.


NOTE I - EMPLOYEE BENEFITS

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

NOTE J - CONTINGENCIES

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

An action was filed by Medical Transportation Corp. ("Med-Trans") alleging that during the twelve-month period commencing December 1, 1996 and ending November 30, 1997 the Company deliberately terminated relationships with numerous customers and unilaterally ceased to provide services to such customers. Med-Trans is the holder of a promissory note (Note E) which is subject to adjustment based on total annual revenues from an ambulette business acquired from Med-Trans. Med-Trans is seeking payment in the amount of $228,000. The Company filed an answer to the complaint on March 30, 1998, together with affirmative defenses, stating, among other things, that at no time did the Company voluntarily decide not to service a customer. The Company intends to vigorously oppose this action.

An action was brought by the former chief operating officer of a subsidiary, arising out of the termination of his employment. The matter was tried by an Attorney Trial Referee "(ATF)", and on October 12,1999 the ATF recommended against the Company awarding the plaintiff $276,000 plus interest. Motion to correct the recommendation was denied by the ATF. The superior court will decide whether to accept the recommendation. The Company was required to post a bond in the amount of $330,000 to ensure satisfaction of the award.

In connection with a 1997 acquisition, in 1999 the seller brought an action against the Company, seeking among other things approximately $655,000 plus interest representing the guaranteed amount of 21,828 common shares. (adjusted for the 1 to 6 reverse split). The Company intends to defend the action vigorously and believes it has strong defenses and counterclaims.

Various other actions have been filed against the Company principally relating to alleged breach of employment agreements in connection with certain acquisitions. The claimants in the actions seek an aggregate of $589,000, plus punitive damages. The actions are at various stages and the Company believes it has valid and meritorious defenses.

The ultimate outcome of the above-mentioned Complaint and actions cannot presently be determined. Accordingly, no provision for any liability that may result, if any, has been made in the financial statements.


NOTE  K - GOING CONCERN

Theses financial statements are presented on the basis that the Company is a going concern. Going concern contemplated the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has sustained recurring operating losses of $1,787,000 and $1,045,000 in 1999 and 1998, respectively, and is in default on certain covenants of its loan agreement and is in arrears on account payable with certain vendors and creditors. In addition the company has a working capital deficiency of $3,264,000 at December 31, 1999. These conditions raise substantial doubt about its ability to continue as a going concern.

The company is exploring various options to fund future operations, including the sale of assets and raising capital from other sources, including the sale of part or all of the Company.


NOTE  L - RECENT ACCOUNTING PRONOUNCEMENTS

In 1999, the Financial Accounting Standards Board issued Statements of Accounting Standards, No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company believes that this pronouncement did not have a material impact on the consolidated financial statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, State of New York, on the 15th day of April, 2000.

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

      Signatures                                       Capacity                                       Date
--------------------------          ---------------------------------------------------         ------------------
/s/ Dean L. Sloane                     Director, President and Chief Executive                    April 15,  2000
------------------                     Officer (Principal Executive Officer, Principal
    Dean L. Sloane                     Financial and Accounting Officer)


/s/ Craig V. Sloane                    Director                                                   April 15, 2000
-------------------
    Craig V. Sloane

/s/ Bernard M. Kruger                  Director                                                   April 15, 2000
---------------------
    Bernard M. Kruger

/s/ Lucius J. Riccio                   Director                                                   April 15, 2000
--------------------
    Lucius J. Riccio