Form 10QSB
period 2000-03-31
COMMUNITY MEDICAL TRANSPORT INC
filed 2000-05-22
CIK 925602

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
(Mark One)

_X_ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended MARCH 31, 2000
                               ------------------
___ Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
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

Yes ___X____  No________

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

       Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes __________  No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,015,960 shares of common stock as of March 31, 2000
-----------------------------------------------------

      Transitional Small Business Disclosure Format (check one):
Yes ______  No ___X____

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                                      INDEX



                                                                           Page
                                                                           ----
Part I.       Financial Information

Item 1.       Financial Statements

              Consolidated Balance Sheets at March 31, 2000
                (unaudited) and December 31, 1999                              2

              Consolidated Statements of Operations
                 for the Three Months Ended March 31,
                 2000 (unaudited) and 1999 (unaudited)                         3

              Consolidated Statements of Cash Flows for the Three
                 Months Ended March 31, 2000 (unaudited)
                 and 1999 (unaudited)                                          4

              Notes to Consolidated Financial Statements                       5


Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         6-8


Part II.      Other Information

Item 6.       Exhibits and reports on Form 8-K                                 9

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                          ASSETS

                                                                         March 31, 2000            December 31, 1999
                                                                         --------------            -----------------
                                                                           (Unaudited)
Current Assets:
  Cash and cash equivalents...................................              $     28,000               $    152,000
Accounts receivable, trade, less allowance for
    doubtful accounts.........................................                 2,992,000                  3,183,000
  Prepaid insurance...........................................                   179,000                    285,000
Other current assets..........................................                   245,000                    213,000
  Deferred tax assets.........................................                   472,000                    472,000
                                                                            ------------               ------------
         Total Current Assets.................................                 3,916,000                  4,305,000

  Property, equipment and leasehold
    improvements - net........................................                 2,369,000                  2,657,000
  Licenses - net..............................................                   643,000                    650,000
  Customer lists - net........................................                   998,000                  1,044,000
  Other assets................................................                   602,000                    624,000
  Goodwill - net..............................................                 2,411,000                  2,435,000
 Deferred tax assets..........................................                   684,000                    684,000
                                                                             -----------               ------------
         Total Assets.........................................               $11,623,000               $ 12,399,000
                                                                             ===========               ============


                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Cash overdraft..............................................              $          0               $    233,000
  Current portion of long-term debt...........................                 5,939,000                  5,988,000
  Accounts payable and accrued expenses.......................                 2,332,000                  2,032,000
                                                                            ------------               ------------
         Total Current Liabilities............................                 8,271,000                  8,253,000

Long-term Debt:
  Long-term debt - net of current portion.....................                   110,000                    234,000
                                                                            ------------               ------------

Total Liabilities.............................................                 8,381,000                  8,487,000

Stockholders' Equity:
  Preferred stock, 4% cumulative, $.001 par value, 1,000,000 shares authorized Common stock, $.001 par value, 5,000,000 shares authorized, 999,775 shares issued and outstanding at
  March  31, 2000 and December 31, 1999 ......................                     1,000                      1,000
  Capital in excess of par value..............................                14,084,000                 14,084,000
  Accumulated deficit.........................................               (10,843,000)               (10,173,000)
                                                                            ------------               ------------
         Total Stockholders' Equity...........................                 3,242,000                  3,912,000
                                                                            ------------               ------------
         Total Liabilities and Stockholders' Equity...........               $11,623,000               $ 12,399,000
                                                                            ============               ============


               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                  - Unaudited -


                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                       -------------------------

                                                                                        2000                1999
                                                                                       ------              ------
Net revenue............................................................               $3,111,000          $4,045,000
                                                                                      ----------          ----------

Operating expenses:
  Salaries and benefits................................................                1,753,000           2,196,000
  Fleet Maintenance....................................................                  246,000             246,000
  Insurance............................................................                  133,000             151,000
  Rent.................................................................                   57,000              84,000
  Depreciation and amortization........................................                  283,000             275,000
                                                                                      ----------          ----------
    Total operating expenses...........................................                2,472,000           2,952,000
                                                                                      ----------          ----------

    Gross profit.......................................................                  639,000           1,093,000

Selling, general and administrative....................................               (1,138,000)         (1,132,000)
                                                                                      -----------         ----------

Income (loss) from operations..........................................                 (499,000)            (39,000)

Interest income........................................................                        0               1,000

Interest expense ......................................................                 (171,000)           (126,000)
                                                                                      -----------         ----------

(Loss) before provision for income taxes...............................                 (670,000)           (164,000)

(Benefit) for income taxes.............................................                         0           (609,000)
                                                                                      -----------         ----------

    NET (LOSS) INCOME..................................................                $ (670,000)        $  445,000
                                                                                      ===========         ==========

Net (loss) income available to common
   shareholders - basic and diluted....................................                $ (670,000)        $  445,000

Net (loss) income per share - basic and diluted........................                $     (.67)        $      .44
                                                                                       ----------         ==========

Weighted average number of common shares
  outstanding - basic and diluted......................................                   999,775          1,015,114


               COMMUNITY MEDICAL TRANSPORT, INC, AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                        -------------------------

                                                                                           2000             1999
                                                                                          ------           ------
Cash flow from operating activities:
Net (loss) income............................................................             (670,000)     $  445,000
Adjustments to reconcile net income (loss) to cash (used in)
 provided by operating activities:
  Depreciation and amortization expense......................................              376,000         375,000
 Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable-trade net.....................              191,000        (275,000)
    Decrease (increase) in prepaid insurance and
    other current assets.....................................................               74,000        (166,000)
    Decrease (increase) decrease in other assets.............................               22,000        (483,000)
    (Increase) in deferred taxes assets......................................                    0        (617,000)
    Increase in accounts payable and accrued expenses........................               67,000         459,000
                                                                                          --------      ----------
Net cash provided by (used in) operating activities..........................               60,000        (262,000)
                                                                                          --------      ----------
Cash used in investing activities:
Acquisition of equipment-net of disposals....................................              (11,000)       (160,000)
(Increase) decrease in short term investments................................                    0         430,000
                                                                                          --------      ----------
Net cash (used in) provided by investing activities..........................              (11,000)        270,000
                                                                                          --------      ----------
Cash flow from financing activities:
Proceeds from bank borrowings................................................               62,000         715,000
Principal payments on debt...................................................             (204,000)        (66,000)
Principal payments on capital lease obligations..............................              (31,000)       (395,000)
                                                                                         ---------      ----------
Net cash (used in) provided by financing activities..........................             (173,000)        254,000

NET (DECREASE) INCREASE IN CASH..............................................             (124,000)        262,000

CASH - BEGINNING OF PERIOD...................................................              152,000          92,000
                                                                                        ----------      ----------

CASH - END OF PERIOD.........................................................               28,000      $  354,000
                                                                                        ==========      ==========

Supplementary disclosure of cash flow information:
Cash paid during the period:
  Interest...................................................................           $  131,000      $   39,000
                                                                                        ==========      ==========
  Taxes......................................................................           $        0      $        0
                                                                                        ==========      ==========

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

         The companies operated in one business segment. It provides specialized transportation for the handicapped and disabled, mentally retarded, elderly and chronically ill to and from day treatment centers, day care programs hospitals, nursing homes and other health care facilities in the New York metropolitan area. This service is provided in ambulettes, which are specialized vans that contain wheelchair lifts or ramps. The Companies also provide emergency and nonemergency ambulance transportation of patients who require basic medical care or supervision during transport to and from hospitals, nursing homes and other health care facilities.

(Note B) - Going Concern

        The company has utilized all of its available funds and credit availability to fund its operations through March 2000. The Company is exploring various alternatives including the sale of assets and raising of capital from other sources including the sale of part or all of the company in order to fund future operations. Unless the Company is successful in selling sufficient assets and/or raising capital there is a substantial doubt that the Company will be able to continue as a going concern.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

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

Results of Operations

         The Company's total revenue amounted to $3,111,000 for the three months ended March 31, 2000, as compared with $4,045,000 for the three months ended March 31, 1999, a decrease of $934,000 or 23.1%. The decrease is due substantially to the Company losing certain business to the competition.

         Operating expenses decreased by $480,000 or 16.3% to $2,472,000 for the three months ended March 31, 2000 from $2,952,000 for the three months ended March 31, 1999. As a percentage of sales operating expenses increased 6.5%. Gross profit as a percentage of revenues decreased to 20.5% for the three months ended March 31, 2000 from 27.0% for the three months ended March 31, 1999.

         Selling, general and administrative expenses increased by $6,000 or .5% to $1,138,000 for the three months ended March 31, 2000, from $1,132,000 for the three months ended March 31, 1999. The increase was a direct result of the increases in administrative operating costs. Such expenses as a percentage of revenues increased by 8.6% to 36.6% for the three months ended March 31, 2000, from 28.0% for the three months ended March 31, 1999, primarily as a result of the fixed costs remaining constant as revenues declined.

         Interest expense increased by $45,000 or 35.7% to $171,000 for the three months ended March 31, 2000 compared to $126,000 for the three months ended March 31, 1999. This increase is primarily due to an increase in the interest rate being charged to the company.

         Interest income decreased by $1,000 or 100.0% to $0 for the three months ended March 31, 2000 compared to $1,000 for the three months ended March 31, 1999. The reduction in interest income is primarily due a reduction in short term investments.

         The Company's income taxes amounted to a benefit of $0 for the three months ended March 31, 2000 compared with a tax benefit of $609,000 being recognized for the three months ended March 31, 1999. The deferred tax assets of $472,000 current and $684,000 long-term are based on management's belief that there is a strong likelihood that such amounts will be realized based upon their assessment of expected future operations and the resulting taxability.

         The Company's Net loss amounted to $670,000 or $.67 per share for the three months ended March 31, 2000, as compared to a net income of $445,000 or $.44 per share for the three months ended March 31, 1999. This decrease in net income and decrease in earnings per share is attributable to the factors described above, primarily due to the recognition of deferred tax assets in the prior period and increased operating losses in the current period.


Liquidity and Capital Resources

         Cash provided by operating activities amounted to $60,000 for the three months ended March 31, 2000 as compared with cash used in operating activities of $262,000 for the three months ended March 31, 1999. The decrease in cash used in operating activities was the result of the decrease in accounts receivable, prepaid insurance, other current assets and other assets.

         Cash used in investing activities amounted to $11,000 for the three months ended March 31, 2000 as compared to cash provided by investing activities of $270,000 for the same period in 1999. The decrease in cash provided in provided by investing activities was primarily the result of a reduction in short-term investments held by the company, offset by lower capital expenditures.

         Cash used in financing activities amounted to $173,000 for the three months ended March 31, 2000 as compared with cash provided by financing activities of $254,000 for the same period in 1999. The increase in cash used in financing activities was largely the result of reduced bank borrowings and increased principal payments as a result of the recently completely financing agreement with Finova Capital Corporation.

         In February 1999 the Company entered into a new financing arrangement with Finova Capital Corporation. The Company obtained a term loan of $3,950,000, a revolving credit line of $4,000,000 and availability of $1,000,000 for future equipment acquisitions. Under the revolver, the Company has approximately a $2.5 million available line of credit which it may use subject to the availability of eligible accounts receivable. The prior loan was satisfied with the proceeds of the Finova loan.

         At March 31, 2000 there was $5,084,000 outstanding under this facility consisting of $1,387,000 under the revolving credit arrangement and $3,084,000 under the term notes and an over advance of $613,000.

         Since July of 1999 the company has been in default on the Finova Loan. The default relates to certain financial covenants. The company remains current on its debt service payments.

         At March 31, 2000, the Company had a working capital deficit of $4,355,000 as compared to a working capital deficit of $3,948,000 at December 31, 1999. The Company has classified all of the Finova debt as current due to the default on the loans.

         The company has utilized all of its available funds and credit availability to fund its operations through March 2000. The Company is exploring various alternatives including the sale of assets and raising of capital from other sources including the sale of part or all of the company in order to fund future operations. Unless the Company is successful in selling sufficient assets and/or raising capital there is a substantial doubt that the Company will be able to continue as a going concern.

Inflation

         The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or its profitability.

 Item 6 - Exhibits and Reports on Form 8-K.

     (a) Exhibits
         Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K - Not Applicable

                                   Signatures

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May, 2000.



                                         Community Medical Transport, Inc.
                                         ---------------------------------
                                                  (registrant)



                                         /s/ Dean L. Sloane
                                         ---------------------------------
                                         Dean L. Sloane
                                         Chief Executive Officer and President