Form 10QSB
period 2000-06-30
COMMUNITY MEDICAL TRANSPORT INC
filed 2000-08-22
CIK 925602

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-QSB
(Mark One)

 X   Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act
---  of 1934
For the quarterly period ended June 30, 2000
                               -------------

     Transition report under Section 13 or 15 (d) of the Securities Exchange Act --- of 1934 For the transition period from _____________ to _____________

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

                                 (914) 697-9233
                    ----------------------------------------
                          (Issuer's Telephone Number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,208,979 shares of common
                                                     --------------------------
stock as of August 4, 1999
--------------------------

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

          Consolidated Balance Sheets at June 30, 2000
            (unaudited) and December 31, 1999                                 2

          Consolidated Statements of Operations
            for the Six and Three Months Ended June 30,
            2000 (unaudited) and 1999 (unaudited)                             3

          Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 2000 (unaudited)
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

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                     ASSETS


                                                                                June 30, 2000   December 31, 1999
                                                                                -------------   -----------------
                                                                                 (Unaudited)

Current Assets:
  Cash and cash equivalents ..................................................   $          0      $    152,000
  Accounts receivable, trade, less allowance for
    doubtful accounts ........................................................      2,715,000         3,183,000
  Prepaid insurance ..........................................................        421,000           285,000
  Other current assets .......................................................        230,000           213,000
  Deferred tax assets ........................................................              0           472,000
                                                                                 ------------      ------------
         Total Current Assets ................................................      3,366,000         4,305,000

  Property, equipment and leasehold
    improvements - net .......................................................      1,876,000         2,657,000
  Licenses - net .............................................................        637,000           650,000
  Customer lists - net .......................................................        952,000         1,044,000
  Other assets ...............................................................        577,000           624,000
  Goodwill - net .............................................................      1,954,000         2,435,000
  Deferred tax assets ........................................................        796,000           684,000
                                                                                 ------------      ------------
         Total Assets ........................................................   $ 10,158,000      $ 12,399,000
                                                                                 ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Cash overdraft .............................................................   $      7,000      $    233,000
  Current portion of long-term debt ..........................................      5,544,000         5,988,000
  Accounts payable & Accrued expenses ........................................      2,889,000         2,032,000
                                                                                 ------------      ------------
         Total Current Liabilities ...........................................      8,440,000         8,253,000

Long-term Debt:
  Long-term debt - net of current portion ....................................        176,000           234,000
                                                                                 ------------      ------------
         Total Liabilities ...................................................      8,616,000         8,487,000

Stockholders' Equity:
  Preferred stock, 4% cumulative, $.001 par value, 1,000,000 shares authorized
  Common stock, $.001 par value, 5,000,000 shares authorized, 1,208,979 and
  998,942 shares issued and outstanding at
  June 30, 2000 and December 31, 1999 ........................................          1,000             1,000
  Capital in excess of par value .............................................     14,277,000        14,084,000
  Accumulated deficit ........................................................    (12,736,000)      (10,173,000)
                                                                                 ------------      ------------
         Total Stockholders' Equity ..........................................      1,542,000         3,912,000
                                                                                 ------------      ------------
         Total Liabilities and Stockholders' Equity ..........................   $ 10,158,000      $ 12,399,000
                                                                                 ============      ============


               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                 - Unaudited -


                                                          Six Months Ended            Three Months Ended
                                                              June 30,                      June 30,
                                                     --------------------------    --------------------------
                                                        2000           1999           2000           1999
                                                     -----------    -----------    -----------    -----------
Net revenue ......................................   $ 5,883,000    $ 8,185,000    $ 2,772,000    $ 4,140,000
                                                     -----------    -----------    -----------    -----------

Operating expenses:
  Salaries and benefits ..........................     3,555,000      4,464,000      1,802,000      2,268,000
  Fleet Maintenance ..............................       441,000        518,000        195,000        272,000
  Insurance ......................................       275,000        298,000        142,000        147,000
  Rent ...........................................       158,000        163,000        101,000         79,000
  Depreciation and amortization ..................       567,000        568,000        284,000        293,000
                                                     -----------    -----------    -----------    -----------
    Total operating expenses .....................     4,996,000      6,011,000      2,524,000      3,059,000
                                                     -----------    -----------    -----------    -----------

    Gross profit .................................       887,000      2,174,000        248,000      1,081,000

Selling, general and administrative ..............    (2,298,000)    (2,310,000)    (1,160,000)    (1,178,000)
                                                     -----------    -----------    -----------    -----------

(loss) from operations ...........................    (1,411,000)      (136,000)      (912,000)       (97,000)

Loss on Impairment of Goodwill ...................       432,000              0        432,000              0

Interest income ..................................             0          5,000              0          4,000

Interest expense .................................      (345,000)      (245,000)      (174,000)      (119,000)
                                                     -----------    -----------    -----------    -----------

Income (loss) before provision for income taxes ..    (2,188,000)      (376,000)    (1,518,000)      (212,000)

Income taxes expense (Benefit) ...................       375,000       (609,000)       375,000              0
                                                     -----------    -----------    -----------    -----------

    NET INCOME ...................................   $(2,563,000)   $   233,000    $(1,893,000)   $  (212,000)
                                                     ===========    ===========    ===========    ===========

Net income (loss) per share - basic and diluted ..   $     (2.49)   $       .23    $     (1.82)   $      (.21)
                                                     ===========    ===========    ===========    ===========


Weighted average number of common shares
  outstanding - basic and diluted ................     1,027,625      1,015,124      1,039,293      1,015,124
                                                     ===========    ===========    ===========    ===========


               COMMUNITY MEDICAL TRANSPORT, INC, AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                           --------
                                                                                      2000           1999
                                                                                      ----           ----
                                                                                          (Unaudited)
Cash flow from operating activities:
Net income (loss) .............................................................   $(2,563,000)   $   233,000
Adjustments to reconcile net income (loss) to cash (used in)
 provided by operating activities:
  Depreciation and amortization expense .......................................       935,000        815,000
  Loss on Impairment of Goodwill ..............................................       432,000              0
  Deferred Tax Benefit ........................................................       360,000       (617,000)
  Changes in operating assets and liabilities:
    Decrease (Increase) in accounts receivable-trade net ......................       468,000       (733,000)
    (Increase) in prepaid expenses and other current assets ...................      (153,000)             0
    Decrease (Increase) in other assets .......................................        47,000       (628,000)
     Increase in accounts payable and accrued expenses ........................       857,000        257,000
                                                                                  -----------    -----------
Net cash provided by (used in) operating activities ...........................       383,000       (673,000)
                                                                                  -----------    -----------

Cash used in investing activities:
Acquisition of equipment-net of disposals .....................................             0       (276,000)
Decrease in short term investments ............................................             0        752,000
                                                                                  -----------    -----------
Net cash provided by investing activities .....................................             0        476,000
                                                                                  -----------    -----------

Cash flow from financing activities:
Cash overdraft ................................................................      (226,000)             0
Proceeds from bank borrowings .................................................                    1,241,000
Principal payments on debt ....................................................      (537,000)      (263,000)
Principal payments on capital lease obligations ...............................       (40,000)      (410,000)
Issuance of common stock & Related Loans ......................................       268,000              0
                                                                                  -----------    -----------
Net cash (used in) provided by financing activities ...........................      (535,000)       568,000

NET DECREASE INCREASE IN CASH .................................................      (152,000)       371,000

CASH - BEGINNING OF PERIOD ....................................................       152,000         92,000
                                                                                  -----------    -----------

CASH - END OF PERIOD ..........................................................   $         0    $   463,000
                                                                                  ===========    ===========


Supplementary disclosure of cash flow information:
Cash paid during the period:
  Interest ....................................................................   $   360,000    $   202,000
                                                                                  ===========    ===========
  Taxes .......................................................................   $     1,000    $     1,000
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The information contained in the interim financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

(Note B) - Reclassification:
----------------------------

         Certain items in the prior period have been reclassified to conform to the current period's presentation.

(Note C):
---------

Goodwill

The decline in the financial results of the operations of its Community Ambulette Service, Inc. ("CAS") subsidiary in Yonkers, New York has led the company to re-evaluate the carrying value of its goodwill. The underlying factors contributing to the decline in financial results include reductions in service revenue and increased competition. Based upon the foregoing, the company determined that a write-down of approximately $432,000 for impairment of goodwill should be charged to operations. The company determined the fair value of the assets, based upon the discounted expected future cash flows.

Income Taxes

As a result of the increased losses incurred during the three months ended June 30, 2000, the company re-evaluated its ability to realize the net carrying value of its deferred tax asset. Based upon the foregoing, management increased the deferred tax asset by $832,000 and the valuation allowance by $1,183,000. The deferred tax asset and the related valuation allowance at June 30, 2000 is as follows:

         Deferred tax assets                             $  2,736,000
         Valuation allowance                               (1,940,000)
                                                         ------------
                                                         $    796,000
                                                         ============

Common Stock

On June 5, 2000, the company issued 193,032 shares of common stock at $1 per share to Service World Inc. On June 29, 2000, the company entered into an agreement providing for the issuance of 228,708 of its common shares at $1.50 per share to 3034930 Nova Scotia Limited for a total consideration of $343,563. At June 30, 2000, $75,000 of the proceeds was received with the remainder received in August at which time the shares were issued. The $75,000 was included in other long-term liabilities in the accompanying balance sheet.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999 Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Overview

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

Results of Operations

         The Company's total revenue amounted to $5,883,000 for the six months ended June 30, 2000, as compared with $8,185,000 for the six months ended June 30, 1999, a decrease of $2,302,000 or 28.1%. The Company's total revenue amounted to $2,772,000 for the three months ended June 30, 2000, as compared with $4,140,000 for the three months ended June 30, 1999, a decrease of $1,368,000 or 33.0%. The decrease is due to the Company's lack of capital and an increase in competition.

         Operating expenses decreased by $1,015,000 or 16.8% to $4,996,000 for the six months ended June 30, 2000 from $6,011,000 for the six months ended June 30, 1999. Operating expenses decreased by $535,000 or 17.5% to $2,524,000 for the three months ended June 30, 2000 from $3,059,000 for the three months ended June 30, 1999. The Company has made significant cost reductions in connection the foregoing reduction in revenues, in particular to salaries and benefits and fleet maintenance. However these reductions were outweighed by the reductions in revenues, and as a result, the percentage decreases in operating expenses were lower than the percentage decreases in revenues. As a result of the foregoing, gross profit as a percentage of revenues decreased to (i) 15.0% for the six months ended June 30, 2000 from 26.6 % for the six months ended June 30, 1999, and (ii) 8.9% for the three months ended June 30, 2000 from 26.1% for the three months ended June 30, 1999.

         Selling, general and administrative expenses decreased by $12,000 or 0.5% to $2,298,000 for the six months ended June 30, 2000, from $2,310,000 for the six months ended June 30, 1999. Selling, general and administrative expenses decreased by $18,000 or 1.5% to $1,160,000 for the three months ended June 30, 2000, from $1,178,000 for the three months ended June 30, 1999. The decrease in costs was a direct result of decreases primarily in administrative operating costs. Such expenses as a percentage of revenues increased by 11.3 and 13.4% to 39.4% and 41.8% for the six and three months ended June 30, 2000, respectively, from 28.2% and 28.5% for the corresponding periods in 1999.

         The Company recorded a loss for impairment of Goodwill. For an explanation See Note C.

         Interest expense increased by $100,000 or 40.8% to $345,000 for the six months ended June 30, 2000, compared to $245,000 for the six months ended June 30, 1999. Interest expense increased by $55,000 or 46.2% to $174,000 for the three months ended June 30, 2000, compared to $119,000 for the three months ended June 30, 1999. This increase is primarily due to the increase in borrowings.

         Interest income decreased by $5,000 and $4,000 or 100.0% and 100.0% to $0 and $0 for the six and three months ended June 30, 2000 respectively, compared to $5,000 and $4,000 for the six and three months ended June 30, 1999 respectively. The reduction in interest income is primarily due to significant expenditures in connection with the reduction of debt and cash used in operation.

         The Company's income taxes amounted to $375,000 for the six and three months ended June 30, 2000 compared with a tax benefit of $609,000 being recognized for the six months ended June 30, 1999. The 1999 tax benefit resulted from the recognition of deferred tax assets. The deferred tax assets were recognized for the six months ended June 30, 1999, based on management's belief that there was a strong likelihood that such amounts will be realized based upon their assessment of expected future operations and the resulting taxability. The write down of this asset resulted in income tax expense recognition within this period.

         The Company's net (loss)amounted to $(2,563,000) and $(1,893,000) or $(2.12) and $(1.56) per share (basic and diluted) for the six and three months ended June 30, 2000, respectively, as compared to a net income of $233,000 and $212,000 or $.23 and $.21 per share (basic and diluted) for the six and three months ended June 30, 1999, respectively. This decrease in net income and earnings per share is attributable to the factors described above, primarily the recognition of less revenue without a corresponding decline in expenses, the Write down of Goodwill and the write down of the company's deferred tax asset.

Liquidity and Capital Resources

         Cash provided by operating activities amounted to $383,000 for the six months ended June 30, 2000 as compared with cash used in by operating activities of $673,000 for the six months ended June 30, 1999. The increase in cash provided by operating activities was largely the result of an increase in accounts payable and accrued expenses.

         Cash used in for investing activities amounted to $0 for the six months ended June 30, 2000 as compared to cash used in investing activities of $476,000 for the same period in 1998. The decrease in cash used in investing activities was primarily the result of a reduction in short-term investments and no acquisitions of equipment..

         Cash used in financing activities amounted to $535,000 for the six months ended June 30, 2000 as compared with cash provided by financing activities of $568,000 for the same period in 1999. The increase in cash used in by financing activities was largely the result of increased principle payments on debt in 2000 as compared to 1999 offset s partially by sale of the company's stock in 2000.

         In February 1999 the Company entered into a new financing agreement with Finova Capital Corporation. The Company obtained a term loan of $3,950,000, a revolving a credit line of $4,000,000 and availability of $1,000,000 for future equipment acquisitions. Under the Revolver, the Company has approximately a $2.5 million available line of credit, which the Company may use subject to the availability of eligible accounts receivable. The prior loan was satisfied with the proceeds of the Finova Loan. Since July of 1999 the company has been in default of the Finova loan. The default relates to certain financial covenants. The company remains current on its debit service payments.

         At June 30, 2000, the Company had a working capital deficit of $5,074,000 as compared to a working capital deficit of $1,966,000 at June 30, 1999.

         The Company has issued stock and expects to issue additional shares to meet it's currently foreseeable working capital requirements for existing operations for the balance of the year. The Company expects to reduced the net cash used in operating activities by intensifying its billing and collection efforts and selling of certain operations during the remainder of the year. Unless the Company is successful in selling sufficient assets and/or raising capital, there is substantial doubt that the Company will be able to continue as a going concern.

Inflation

         The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or its profitability.

Item 6 - Exhibits and Reports on Form 8-K.

   (a)   Exhibits

         Exhibit 27 - Financial Data Schedule

   (b)   Reports on Form 8-K - not applicable

                                   Signatures


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 2000.



                                        Community Medical Transport, Inc.
                                        ---------------------------------
                                                   (registrant)




                                        /s/ Dean L. Sloane
                                        ----------------------------------------
                                        Dean L. Sloane
                                        President and Chief Executive Officer




                                        /s/ Nicholas M. Puglisi
                                        ----------------------------------------
                                        Nicholas M. Puglisi
                                        Chief Financial Officer