Form 10QSB
period 2000-09-30
COMMUNITY MEDICAL TRANSPORT INC
filed 2000-11-20
CIK 925602

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

/ / Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number     0-24640
                       ------------------------

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


                    ----------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,437,687 shares of common stock as of November 20, 2000


         Transitional Small Business Disclosure Format (check one):
Yes       No  X
   -----    -----

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                      Page
                                                                                                      ----
Part I.       Financial Information

Item 1.       Financial Statements

              Consolidated Balance Sheets at September 30, 2000
                (unaudited) and December 31, 1999                                                        2

              Consolidated Statements of Operations
                 for the Nine and Three Months Ended September 30,
                 2000 (unaudited) and 1999 (unaudited)                                                   3

              Consolidated Statements of Cash Flows for the Nine
                 Months Ended September 30, 2000 (unaudited)
                 and 1999 (unaudited)                                                                    4

              Notes to Consolidated Financial Statements                                                 5


Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                   6-8


Part II.      Other Information

Item 6.       Exhibits and reports on Form 8-K                                                           9

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                         September 30, 2000       December 31, 1999
                                                                                         ------------------       -----------------
                                                                                              (Unaudited)
                                                          ASSETS

Current Assets:
  Cash and cash equivalents ....................................................             $     22,000              $    152,000
  Accounts receivable, trade, less allowance for
    doubtful accounts ..........................................................                2,711,000                 3,183,000
  Prepaid insurance ............................................................                  334,000                   285,000
  Other current assets .........................................................                  189,000                   213,000
  Preferred Stock Subscription Receivable.......................................                2,800,000                         0
  Deferred tax assets ..........................................................                        0                   472,000
                                                                                             ------------              ------------
         Total Current Assets ..................................................                6,056,000                 4,305,000

  Property, equipment and leasehold
    improvements - net .........................................................                1,568,000                 2,657,000
  Licenses - net ...............................................................                  630,000                   650,000
  Customer lists - net .........................................................                  906,000                 1,044,000
  Other assets .................................................................                  528,000                   624,000
  Goodwill - net ...............................................................                1,931,000                 2,435,000
  Deferred tax assets ..........................................................                  796,000                   684,000
                                                                                             ------------              ------------
         Total Assets ..........................................................             $ 12,415,000              $ 12,399,000
                                                                                             ============              ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Cash overdraft ...............................................................             $          0              $    233,000
  Current portion of long-term debt ............................................                5,359,000                 5,988,000
  Accounts payable & Accrued expenses ..........................................                2,725,000                 2,032,000
                                                                                             ------------              ------------
         Total Current Liabilities .............................................                8,084,000                 8,253,000

Long-term Debt:
  Long-term debt - net of current portion ......................................                   87,000                   234,000
                                                                                             ------------              ------------
         Total Liabilities .....................................................                8,171,000                 8,487,000

Stockholders' Equity:
  Preferred stock, 3,000,000 shares authorized .................................                3,000,000                         0
  Common stock, $.001 par value, 5,000,000 shares
  authorized, 1,437,687 and 998,942 shares issued
  and outstanding at September 30, 2000 and December 31, 1999 ..................                    1,000                     1,000
  Capital in excess of par value ...............................................               14,622,000                14,084,000
  Accumulated deficit ..........................................................              (13,379,000)              (10,173,000)
                                                                                             ------------              ------------
         Total Stockholders' Equity ............................................                4,244,000                 3,912,000
                                                                                             ------------              ------------
         Total Liabilities and Stockholders' Equity ............................             $ 12,415,000              $ 12,399,000
                                                                                             ============              ============

               COMMUNITY MEDICAL TRANSPORT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                  - Unaudited -

                                                                      Nine Months Ended                   Three Months Ended
                                                                         September 30,                        September 30,
                                                              -------------------------------       -------------------------------

                                                                   2000               1999               2000               1999
                                                              ------------       ------------       ------------       ------------
Net revenue ............................................      $  8,417,000       $ 12,243,000       $  2,534,000       $  4,058,000
                                                              ------------       ------------       ------------       ------------

Operating expenses:
  Salaries and benefits ................................         5,147,000          6,711,000          1,592,000          2,247,000
  Fleet Maintenance ....................................           634,000            828,000            193,000            310,000
  Insurance ............................................           295,000            442,000             20,000            144,000
  Rent .................................................           221,000            242,000             63,000             79,000
  Depreciation and amortization ........................           849,000            854,000            282,000            286,000
                                                              ------------       ------------       ------------       ------------
    Total operating expenses ...........................         7,146,000          9,077,000          2,150,000          3,066,000
                                                              ------------       ------------       ------------       ------------

    Gross profit .......................................         1,271,000          3,166,000            384,000            992,000

Selling, general and administrative ....................        (3,234,000)        (3,445,000)          (936,000)        (1,135,000)
                                                              ------------       ------------       ------------       ------------

(Loss) from operations .................................        (1,963,000)          (279,000)          (552,000)          (143,000)

Loss on Impairment Goodwill ............................           432,000                  0                  0                  0

Interest income ........................................                 0              5,000                  0                  0

Interest expense .......................................          (477,000)          (433,000)          (132,000)          (188,000)
                                                              ------------       ------------       ------------       ------------

Income (loss) before provision for income taxes ........        (2,872,000)          (707,000)          (684,000)          (331,000)

Income taxes expense (Benefit) .........................           333,000           (609,000)           (42,000)                 0
                                                              ------------       ------------       ------------       ------------

    NET INCOME .........................................      $ (3,205,000)      $    (98,000)      $   (642,000)      $   (331,000)
                                                              ============       ============       ============       ============

Net income (loss) per share - basic and diluted ........      $      (2.65)      $       (.10)      $      (0.53)      $       (.33)
                                                              ============       ============       ============       ============


Weighted average number of common shares
  outstanding - basic and diluted ......................         1,208,979          1,015,947          1,208,979          1,015,947
                                                              ============       ============       ============       ============

               COMMUNITY MEDICAL TRANSPORT, INC, AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                                          Nine Months Ended
                                                                                                             September 30,
                                                                                                             -------------
                                                                                                        2000                1999
                                                                                                     -----------        -----------
                                                                                                               (Unaudited)
Cash flow from operating activities:
Net income (loss) ............................................................................       $(3,206,000)       $   (98,000)
Adjustments to reconcile net income (loss) to cash (used in)
 provided by operating activities:
  Depreciation and amortization expense ......................................................         1,129,000          1,204,000
  Loss on sale of Fixed Assets ...............................................................            52,000                  0
  Loss on Impairment of Goodwill .............................................................           432,000                  0
  Deferred tax (benefit) .....................................................................           360,000           (640,000)

  Changes in operating assets and liabilities:

    Decrease (Increase) in accounts receivable-trade net .....................................           472,000           (673,000)
    Decrease (Increase) in prepaid expenses and other current assets .........................           (25,000)            60,000
    Decrease (Increase) in other assets ......................................................            96,000           (485,000)
    Increase in accounts payable and accrued expenses ........................................           693,000            170,000
                                                                                                     -----------        -----------

Net cash provided by (used in) operating activities ..........................................             3,000           (462,000)
                                                                                                     -----------        -----------

Cash used in investing activities:

Acquisition of equipment-net of disposals ....................................................                 0           (295,000)
Proceeds from sale of Fixed Assets ...........................................................           138,000                  0
Decrease in short term investments ...........................................................                 0            824,000
                                                                                                     -----------        -----------
Net cash provided by investing activities ....................................................           138,000            529,000
                                                                                                     -----------        -----------

Cash flow from financing activities:

Cash overdraft ...............................................................................          (233,000)                 0
Proceeds from bank borrowings ................................................................                 0            995,000
Net proceeds from exercise of stock warrants .................................................                 0             30,000
Principal payments on debt ...................................................................          (728,000)          (460,000)
Principal payments on capital lease obligations ..............................................           (48,000)          (455,000)
Preferred stock subscription receivable ......................................................        (2,800,000)                 0
Issuance of preferred stock ..................................................................         3,000,000)                 0
Issuance of  common stock ....................................................................           538,000                  0
                                                                                                     -----------        -----------
Net cash (used in) provided by financing activities ..........................................          (271,000)           110,000

NET (DECREASE) INCREASE IN CASH ..............................................................          (130,000)           177,000

CASH - BEGINNING OF PERIOD ...................................................................           152,000             92,000
                                                                                                     -----------        -----------

CASH - END OF PERIOD .........................................................................       $    22,000        $   269,000
                                                                                                     ===========        ===========


Supplementary disclosure of cash flow information: Cash paid during the period:

  Interest ...................................................................................       $   477,000        $   387,000
                                                                                                     ===========        ===========
  Taxes ......................................................................................       $     1,000        $     1,000
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The information contained in the interim financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

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

Income Taxes

As a result of the increased losses incurred during the three months ended June 30, 2000,the company re-evaluated its ability to realize the net carrying value of its deferred tax asset. Based upon the foregoing, management increased the deferred tax asset by $832,000 and the valuation allowance by $1,183,000. The deferred tax asset and the related valuation allowance at September 30, 2000 is as follows:

                  Deferred tax assets                  $     2,736,000
                  Valuation allowance                       (1,940,000)
                                                       ---------------
                                                       $       796,000

Common Stock

On June 5, 2000, the company issued 193,032 shares of common stock at $1 per share to ServiceWorld Inc. On June 29, 2000, the company entered into an agreement providing for the issuance of 229,708 of its common shares at $1.50 per share to 3034930 Nova Scotia Limited. The total consideration for the two transactions amounted to $536,595. They also entered into a Preferred Stock subscription in September 2000. The Subscription is for 3,000,000 shares at $1 per share. $200,000 of the subscription was paid prior to September 30, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999
Three Months Ended September 30, 2000 Compared to Three Months Ended
September 30, 1999

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

Community Medical Transport is continuing to work toward successfully completing its merger with ServiceWorld Inc. In preparation for the merger the Company is required to undertake a restructuring of its operation and a refocusing of its business in order to eliminate the operating losses and return it to profitability within the next and subsequent quarters. This has included a consolidation of its operating facilities, a review and reduction of its organization and payrolls and a significantly increased effort in the marketing of the Company's medical transport services.

Results of Operations

         The Company's total revenue amounted to $8,417,000 for the nine months ended September 30, 2000, as compared with $12,243,000 for the nine months ended September 30, 1999, a decrease of $3,826,000 or 31.2%. The Company's total revenue amounted to $2,534,000 for the three months ended September 30, 2000, as compared with $4,058,000 for the three months ended September 30, 1999, a decrease of $1,524,000 or 37.6%. The decrease is due to the Company's lack of capital and an increase in competition.

         Operating expenses decreased by $1,931,000 or 21.3% to $7,146,000 for the nine months ended September 30, 2000 from $9,077,000 for the nine months ended September 30, 1999. Operating expenses decreased by $916,000 or 29.9% to $2,524,000 for the three months ended September 30, 2000 from $3,066,000 for the three months ended September 30, 1999. The Company has made significant cost reductions in connection the foregoing reduction in revenues, in particular to salaries and benefits and fleet maintenance. However these reductions were outweighed by the reductions in revenues, and as a result, the percentage decreases in operating expenses were lower than the percentage decreases in revenues. As a result of the foregoing, gross profit as a percentage of revenues decreased to (i) 15.1% for the nine months ended September 30, 2000 from 25.9 % for the nine months ended September 30, 1999, and (ii)15.2% for the three months ended September 30, 2000 from 24.4% for the three months ended September 30, 1999.

         Selling, general and administrative expenses decreased by $211,000 or 6.1% to $3,234,000 for the nine months ended September 30, 2000, from $3,445,000 for the nine months ended September 30, 1999. Selling, general and administrative expenses decreased by $199,000 or 17.5% to $936,000 for the three months ended September 30, 2000, from $1,135,000 for the three months ended September 30, 1999. The decrease in costs was a direct result of decreases primarily in administrative operating costs. Such expenses as a percentage of revenues increased by 10.3 and 8.9% to 38.4% and 36.9% for the nine and three months ended September 30, 2000, respectively, from 28.1% and 28.0% for the corresponding periods in 1999.

         The Company recorded a loss for impairment of Goodwill. For an explanation See Note C.

         Interest expense increased by $44,000 or 10.2% to $477,000 for the nine months ended September 30, 2000, compared to $433,000 for the nine months ended September 30, 1999. Interest expense decreased by $56,000 or 29.8% to $132,000 for the three months ended September 30, 2000, compared to $188,000 for the three months ended September 30, 1999. This decrease is primarily due to the reductions for the period in revolver borrowings.

         Interest income decreased by $5,000 and $0 or 100.0% and 100.0% to $0 and $0 for the nine and three months ended September 30, 2000 respectively, compared to $5,000 and $0 for the nine and three months ended September 30, 1999 respectively. The reduction in interest income is primarily due to significant expenditures in connection with the reduction of debt and cash used in operation.

         The Company's income taxes amounted to $333,000 for the nine months ended September 30, 2000 compared with a tax benefit of $609,000 being recognized for the nine months ended September 30, 1999. The 1999 tax benefit resulted from the recognition of deferred tax assets. The deferred tax assets were recognized for the nine months ended September 30, 1999, based on management's belief that there was a strong likelihood that such amounts will be realized based upon their assessment of expected future operations and the resulting taxability. The write down of this asset resulted in income tax expense recognition within the June 30, 2000 period.

         The Company's net loss amounted to $3,205,000 and $642,000 or $(2.65) and $(.53) per share (basic and diluted) for the nine and three months ended September 30, 2000, respectively, as compared to a net loss of $98,000 and $331,000 or $(.0.10) and $(0.33) per share (basic and diluted) for the nine and three months ended September 30, 1999, respectively. This decrease in net income and earnings per share is attributable to the factors described above, the recognition of less revenue without a corresponding decline in expenses. Also contributing to the increase loss in 2000 is the extraordinary write down of Goodwill and the write down of the company's deferred tax asset, which accounted for $1,374,000 of the loss.

Liquidity and Capital Resources

         Cash provided by operating activities amounted to $3,000 for the nine months ended September 30, 2000 as compared with cash used in by operating activities of $462,000 for the nine months ended September 30, 1999. The increase in cash provided by operating activities was largely the result of cash provided by a decrease in accounts receivables and increase in accounts payable and accrued expenses.

         Cash provided by for investing activities amounted to $138,000 for the nine months ended September 30, 2000 as compared to cash used in investing activities of $529,000 for the same period in 1999. The decrease in cash used in investing activities was primarily the result of a reduction in short-term investments in 1999.

         Cash used in financing activities amounted to $271,000 for the nine months ended September 30, 2000 as compared with cash provided by financing activities of $110,000 for the same period in 1999. The increase in cash used in by financing activities was largely the result of a reduction in borrowing in 2000 as compared to 1999 offset s partially by sale of the company's stock in 2000.

         In February 1999 the Company entered into a new financing agreement with Finova Capital Corporation. The Company obtained a term loan of $3,950,000, a revolving a credit line of $4,000,000 and availability of $1,000,000 for future equipment acquisitions. Under the Revolver, the Company has approximately a $2.2 million available line of credit, which the Company may use subject to the availability of eligible accounts receivable. The prior loan was satisfied with the proceeds of the Finova Loan. Since July of 1999 the company has been in default of the Finova loan. The default relates to certain financial covenants. The company remains current on its debt service payments.

         At September 30, 2000, the Company had a working capital deficit of $2,028,000 as compared to a working capital deficit of $3,948,000 at September 30, 1999. The decrease in the working capital deficit is primarily due to the issuance of the preferred stock subscription.

         The Company expects the proceed from the stock subscription receivable will enable it to meet it's currently foreseeable working capital requirements for existing operations for the balance of the year. The Company expects to reduce the net cash used in operating activities by intensifying its billing and collection efforts and selling of certain operations during the remainder of the year. The Company has recently implemented a cost reduction plan, which has decreased the overhead of the corporation. The Company has a signed contract relating to the sale of its New York City Ambulance license for $1,000,000 and expects to close on the sale in the near future.

Inflation

         The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or its profitability.

Part II. Other Information

On October 5th, 2000 Dean Sloane resigned as Chief Executive Officer. Ross Tuddenham immediately filled the position of Chief Executive Officer.

Item 1. Legal Proceedings

         John Bondra v. Community Medical Transport, Inc. et al is an action brought by John Bondra, a former employee of Community Transport, Inc., seeking damages under the theories of breach of contract, failure to provide a contract of employment, quantum, meruit, unjust enrichment and Labor Law Section 198(1-a). A default judgment in the amount of $50,000 was awarded the plaintiff. The company will seek to have the judgment vacated.

         Shrag, Inc., Ayers and Hays v. Community Medical Transport, Inc. is an action brought about by the default on notes relating to the purchase of assets of an ambulette business. Judgments have been entered against the company of approximately $170,000.

Item 6 - Exhibits and Reports on Form 8-K.

     (a) Exhibits

         Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K - not applicable

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of November 2000.

                                       Community Medical Transport, Inc.
                                       ---------------------------------
                                                  (Registrant)


                                       /s/ Carey Rolfe
                                       -----------------------------------------
                                       Director, Treasurer & Secretary


                                       /s/ Steven Brecher
                                       -----------------------------------------
                                       Steven Brecher, Controller